Form 10QSB
period 2005-12-31
Toro Ventures Inc.
filed 2006-02-07
CIK 1333519

U.S. Securities and Exchange Commisison

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Toro Ventures Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

2498 West 41st Ave, Suite 232, Vancouver, British Columbia, V6M 2A7

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

604-618-9110

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [  x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of December 31, 2005 was 5,845,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Toro Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of December 31, 2005 (Unaudited) and June 30, 2005 (Audited).................................................................................................................4

      Statement of Operations for three months ended December 31, 2005 (Unaudited) and from the inception date April 11 , 2005 to June 30, 2005 (Auditd)...5

       Statement of Cash Flows for three months ended December 31, 2005 (Unaudited) and from the inception date April 11 , 2005 to June 30, 2005 (Audited)...6

2

Part I - FINANCIAL INFORMATION

Toro Venture Inc.

(A Nevada Corporation)

Balance Sheet

December 31, 2005

(With Comparative Figures at June 30, 2005)

(Expressed in US Dollars)

	December 31	June 30
	2005	2005
ASSETS
Current Assets
Cash
	$1,002	$17,863
Prepaid Expenses
	10,000	10,000
	11,002	27,863

Investment in Franchise	25,000	$25,000
Accumulated Amortization
	(1,250)	-
	23,750	25,000

Total Assets	$34,752	$52,863

LIABILITIES
Current Liabilities
Accounts Payable and Accrued Liabilities
	$4,237	$2,425
Shareholder Loan
	4,666	-
Total Liabilities	8,903	2,425

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	5,570	5,570
Additional Paid In Capital	54,430	54,430
Deficit	(34,151)	(9,562)
Total Shareholder's Equity	25,849	50,438

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$34,752	$52,863

Approved on Behalf of the Board
"Yan Liu", Director and Chief Executive Officer

See Accompanying Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Accumulated
			Inception Date of	Inception Date
	Three Months	Six Months	April 11	of April 11
	Ended	Ended	2005 to	2005 to
	December 31	December 31	June 30	December 31
	2005	2005	2005	2005
General and Administrative Expenses
Regulatory and Transfer Agent Fees	526	595	250	845
Management Fees	1,000	3,000	4,000	7,000
Bank Charges and Interest	75	94	12	106
Professional Fees	2,500	13,650	2,300	15,950
Facilities Costs	3,000	6,000	3,000	9,000
Amortization Expense	625	1,250	-	1,250
Total Expenses	7,726	24,589	9,562	34,151

Net Profit (Loss) for the Period	(7,726)	(24,589)	(9,562)	(34,151)

Basic and diluted loss per share	$ (0.00)

Weighted Average Number of Shares Outstanding (Basic and Diluted)	5,238,334

See Accompany Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

	Three Months	Six Months	Inception Date	From Inception Date
	Ended	Ended	of April 11, 2005	of April 11, 2005
	December 31	December 31	to June 30	to June 30
	2005	2005	2005	2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(7,726)	(24,589)	(9,562)	(34,151)

Items not requiring use of cash
Amortization Expense	625	1,250	-	1,250

Changes in non-cash working capital items
Prepaid Expenses	-	-	(10,000)	(10,000)
Accounts Payable and Accrued Liabilities	664	1,812	2,425	4,403
Cash used for operating activities	(6,438)	(21,361)	(17,137)	(38,498)

Financing Activities
Capital Stock subscribed	-	-	5,570	5,570
Paid-In Capital	-	-	29,430	29,430
Loan from Stockholder	4,666	4,500	-	4,500
Cash provided by financing activities	4,666	4,500	35,000	39,500

Cash increase (decrease) during the period	(1,772)	(16,861)	17,863	1,002

Cash, beginning of period	2,774	17,863	-	-
Cash, end of period	1,002	1,002	17,863	1,002

See accompanying notes

TORO VENTURES INC.

Notes to Financial Statements

For the Three Months Ended 31 December, 2005

(UNAUDITED)

Note 1.            INCORPORATION AND OPERATING ACTIVITIES

Toro Ventures Inc. was incorporated on 11 April 2005, under the laws of the State of Nevada, U.S.A. Operations, as a development stage company started on that date, i.e., 11 April 2005.

At the period end, the Company has entered into an agreement which grants the Company exclusive rights and license in the provinces of Hubei and Beijing, China to own and operate fast food outlets, and/or sell franchises.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)    Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at the period end exchange rate, non-monetary assets are translated at historical exchange rates and all income and expenses are translated at average exchange rates prevailing during the period. Foreign currency translation adjustments are included in income.

    (b)    Loss per Share

          Loss per share has been calculated based on the weighted average number of shares outstanding.

    (c)    Fair Value of Financial Instruments

          The respective carrying value of certain on-balance sheet financial instruments approximate their fair values. These financial statements include cash, receivables, advances receivable, cheques issued in excess of cash, accounts payable and property obligations payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

    (d)    Use of Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

    (e)     Reporting on the costs of start-up Activities

       Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after 15 December 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

    (f)    Investment in Franchise

           The investment in a franchise is considered as an intangible asset with a finite life of 10 years. In accordance to FAS-142, the intangible asset has been evaluated for impairment by using discounted expected cash flows. No impairment of the intangible asset existed and as a result there is no amortization provided in the current period. The impairment, if any, will be will be tested and evaluated at least on an annual basis for impairment.

            The investment in a franchise is stated at cost less accumulated amortization. Amortization is recorded at the following rates, based on upon the useful life of the asset:

            Investment in Franchise - Straight-Line method over the useful life of the asset

December 31, 2005	Cost	Accumulated Amortization	Net Book Value
Investment in Franchise	$25,000	$1,250	$23,750

    (g)     Future Income Taxes

            The company recognizes income taxes using an asset and liability approach. Future income tax assets and liabilities are computed annually for differences between the financial statements and bases using enacted tax laws and rates applicable to the periods in which the differences are expressed to affect taxable income.

    (h)    Year End

            The Company has adopted 30 June as its fiscal year end.

Note 3:             Going Concern

    The Company's financial statement are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has generated no revenues. In order to obtain the necessary capital, the Company is in the process of raising funds from private placement subscriptions. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

    The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4:         Investment in Franchise

   On 15 May 2005 the company entered into an agreement with a Canadian company to acquire the right to establish franchise outlets in parts of the People's Republic of China. The agreement is for 10 years with an option to renew for an additional 10 years after the termination of the initial term. The consideration given for the Right is 275,000 common shares. In addition a 5% royalty is to be paid on all outlet gross sales to the franchisers along with 3% advertising royalty on all outlet gross sales.

    At the period end, management believes that there is no impairment of value in the investment, because, the franchise agreement was signed just before the fiscal period end and management performed a calculation using discounted cash flow analysis, to support the lack of impairment. Furthermore, the Company is actively seeking a location for the first franchisee in the Provinces of Hubei or Beijing.

NOTE 5:         Share Capital

    Authorized - 75,000,000 common shares with a par value of $0.001 per share.

    Issued - 5,845,000 common shares at varying subscription prices.

	# of Shares	$
For Cash	5,570,000	35,000
For Acquisition of Franchise	275,000	25,000
Total	5,845,000	60,000

    Although the shares have not been certified, the By-Laws of the Company treats all uncertified shares as certified.

NOTE 6:         Income Taxes

    The Company has tax losses of $33,985 which may be applied against future taxable income.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of Toro Ventures Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended December 31, 2005. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Toro Ventures Inc. ("Toro") intends to commence operations as fast food service company  . Toro currently owns the exclusive franchisee rights in the provinces of Hubei and Beijing in China to the Big-On-Burgers Restaurants, a Canadian based fast-food service provider of traditional North American cuisine such  as hamburgers and fries. We plan to begin operations of a Big-On-Burgers store in China once sufficient investment capital is raised.

Results of Operations

The Company experienced general and administration expenses of $7,726 for the quarter ended December 31st, 2005. In the last eight month period, from April 11, 2005 to December 31, 2005, the company experienced general and administration expenses of $34,151. The increase in general and administration expenses is attributed to the increase in fees related to establishing our company as a public reporting company in the United States. Fees and expenses that fall into this category are auditing fees and professional fees and facilities costs.

For the quarter ended December 31st, 2005, the company experienced a net loss of $7,726. and for the last eight month period, from April 11, 2005 to December 31, 2005, the company experienced a net loss of $34,151.

Liquidity and Capital Resources

During the three month period ended December 31st, 2005, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of December 31st, 2005, the Company has cash on hand in the amount of $1,002. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 , and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. February 7, 2006

February 7, 2006	/s/ "Yan Liu"
Mr. Yan Liu, President