Form 10QSB
period 2006-03-31
Toro Ventures Inc.
filed 2006-04-27
CIK 1333519

U.S. Securities and Exchange Commisison

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of March 31, 2006 was 5,845,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Toro Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of March 31, 2006 (Unaudited) and June 30, 2005 (Audited)........................................................................................................................4

      Statement of Operations for three months ended March 31, 2006 (Unaudited) and from the inception date April 11 , 2005 to June 30, 2005 (Auditd)...5

       Statement of Cash Flows for three months ended March 31, 2006 (Unaudited) and from the inception date April 11 , 2005 to June 30, 2005 (Audited)...6

2

Part I - FINANCIAL INFORMATION

Toro Venture Inc.

(A Nevada Corporation)

Balance Sheet

March 31, 2006

(With Comparative Figures at June 30, 2005)

(Expressed in US Dollars)

	March 31	June 30
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash
	$975	$17,863
Prepaid Expenses
	10,000	10,000
	10,975	27,863

Investment in Franchise	25,000	$25,000
Accumulated Amortization
	(1,875)	-
	23,125	25,000

Total Assets	$34,100	$52,863

LIABILITIES
Current Liabilities
Accounts Payable and Accrued Liabilities
	$7,237	$2,425
Shareholder Loan
	4,666	-
Total Liabilities	11,903	2,425

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	5,570	5,570
Additional Paid In Capital	54,430	54,430
Deficit	(37,803)	(9,562)
Total Shareholder's Equity	22,197	50,438

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$34,100	$52,863

Approved on Behalf of the Board
"Yan Liu", Director and Chief Executive Officer

See Accompanying Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Accumulated
			Inception Date of	Inception Date
	Three Months	Nine Months	April 11	of April 11
	Ended	Ended	2005 to	2005 to
	March 31	March 31	June 30	March 31
	2006	2006	2005	2006
General and Administrative Expenses
Regulatory and Transfer Agent Fees	-	595	250	845
Management Fees	-	3,000	4,000	7,000
Bank Charges and Interest	27	121	12	133
Professional Fees	-	13,650	2,300	15,950
Facilities Costs	3,000	9,000	3,000	12,000
Amortization Expense	625	1,875	-	1,875
Total Expenses	3,652	28,241	9,562	37,803

Net Profit (Loss) for the Period	(3,652)	(28,241)	(9,562)	(37,803)

Basic and diluted loss per share	$ (0.00)

Weighted Average Number of Shares Outstanding (Basic and Diluted)	5,238,334

See Accompany Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

	Three Months	Nine Months	Inception Date	From Inception Date
	Ended	Ended	of April 11, 2005	of April 11, 2005
	March 31	March 31	to June 30	to March 31
	2006	2006	2005	2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(3,652)	(28,241)	(9,562)	(37,803)

Items not requiring use of cash
Amortization Expense	625	1,875	-	1,875

Changes in non-cash working capital items
Prepaid Expenses	-	-	(10,000)	(10,000)
Accounts Payable and Accrued Liabilities	3000	4,812	2,425	7,237
Cash used for operating activities	(27)	(21,361)	(17,137)	(38,691)

Financing Activities
Capital Stock subscribed	-	-	5,570	5,570
Paid-In Capital	-	-	29,430	29,430
Loan from Stockholder	-	4,666	-	4,666
Cash provided by financing activities	-	4,666	35,000	39,666

Cash increase (decrease) during the period	(27)	(16,888)	17,863	975

Cash, beginning of period	1,002	17,863	-	-
Cash, end of period	975	975	17,863	975

See accompanying notes

TORO VENTURES INC.

Notes to Financial Statements

For the Three Months Ended 31 March, 2006

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

            The investment in a franchise is stated at cost less accumulated amortization. Amortization is recorded at the following rates, based on upon the useful life of the asset:

            Investment in Franchise - Straight-Line method over the useful life of the asset

March 31, 2006	Cost	Accumulated Amortization	Net Book Value
Investment in Franchise	$25,000	$1,875	$23,125

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

NOTE 6:         Income Taxes

    The Company has tax losses of $37,803 which may be applied against future taxable income.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended March 31, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $3,652 for the quarter ended March 31st, 2006. The majority of the expenses was related to the rent of the Company's office premises, which totaled $3,000 for the quarter. The Company is continuing its efforts to raise additional capital in order to proceed with the company's business plan.

For the quarter ended March 31st, 2006, the company experienced a net loss of $15,984 compared to a net loss of $346 for the quarter ended June 30, 2004.

Liquidity and Capital Resources

During the three month period ended March 31st, 2006, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of March 31st, 2006, the Company has cash on hand in the amount of $975. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. April 27, 2006

April 27, 2006	/s/ "Yan Liu"
Mr. Yan Liu, President