Form 10KSB
period 2006-06-30
Toro Ventures Inc.
filed 2006-10-13
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended June 30th, 2006

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 000-51974

Toro Ventures Inc.

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

2498 West 41st Ave, Suite 232, Vancouver B.C. V6M 2A7

----------------------------------------------------------

(Address of principal executive office)

604-618-9110

----------------------------------

(Issuer's telephone number)

N/A

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ x ]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ ]	No [ x ]

State issuer's revenues for its most recent fiscal year - $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of June 30, 2006 is $57,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of April 30th, 2006, there are 5,845,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

TORO VENTURES INC.

FORM 10-KSB

For the Fiscal Year ended June 30, 2006

Table of Contents

Part I

        Item 1.        Description of Business

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Common Equity and Related Stockholder Matters

        Item 6.        Management's Discussion and Analysis or Plan of Operation

        Item 7.        Financial Statement

        Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 8A.     Controls and Procedures

        Item 8B.     Other Information

Part III

        Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Ac

        Item 10.      Executive Compensation

        Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12.      Certain Relationships and Related Transactions

        Item 13.      Exhibits

        Item 14.      Principal Accountants Fees and Services

        Signatures

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF SIMULATIONS PLUS, INC., A CALIFORNIA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Toro Ventures Inc. was incorporated in the state of Nevada on April 11, 2005. We intend to commence operations as a fast food service company. We currently own the exclusive franchisee rights in the provinces of Hubei and Beijing in China to the Big-On-Burgers Restaurants franchise, a Canadian-based fast food service provider of traditional North American cuisine such as hamburgers and French fries. We plan to begin operations of a Big-On-Burgers store in China once sufficient investment capital is raised.

On May 15, 2005, Toro Ventures Inc. signed a Master Franchise Agreement with Big-On-Burgers Restaurants, the franchisor, which grants Toro Ventures exclusive rights to open and operate Big-On-Burgers restaurants in the provinces of Hubei and Beijing in China. The agreement will be in effect for a period of ten years, terminating on April 15, 2015. The agreement also allows us to sub-license others to use the Big-On-Burgers trademark in the provinces of Hubei and Beijing in China. We may carry on the operation of any number of franchise outlets in the provinces of Hubei and Beijing in China.

In consideration for being granted the rights to the Master Franchise Agreement, we accepted to pay the following fees:

    We agreed to issue 275,000 shares of our common stock to the franchisor upon the signing of the franchise agreement.
    A royalty of 5% of monthly gross sales of all of the franchised outlets operating in our exclusive territory will be remitted to the Franchisor by us by the fifteen of the following month.
    An advertising royalty of 3% of monthly gross sales of all of the franchised outlets operating in the exclusive territory will be remitted to the franchisor by us by the fifteen of the following month.

Other than the items mentioned above, we are not required to make any other types of payments to the franchisor during the term of the agreement.

We have the option to renew this agreement for a further ten years upon the same terms and conditions, except for the fees, contained in the original Master Franchise Agreement. The renewal term commences upon the termination date of the original agreement.

The current North American fast food service industry in China is dominated by the same major players in North America. The North American firms that have the strongest position in the current fast food service industry in China is McDonald's and KFC restaurants. The Chinese population has shown a great willingness to partake in fast-food style fare, as fast food accounted for two-fifths of the total sale volume of food and beverage in China in 2000 (Source: National Bureau of Statisitcs, (www.stats.gov.cn)Conservative estimates of annual sales of fast food were above US$24 billion in 2000. (Source: Agriculture and Agri-Food Canada, http://atn-riae.agr.ca/asia)

The competition amongst these established players is intense, using price and brand imaging as their main methods of competition. Their strategies often emphasize being able to offer to their customers the lowest price and the fastest service. However, their constant emphasis on price and speed comes at the cost of sub-par quality of food and customer service.

We believe that there is currently a large need that our current competitors are not satisfying in the North American fast food service industry in China, as customers in China who are willing to pay a little extra for higher quality North American fare have no alternatives to turn to presently. Our business plan intends to service this growing niche market. We intend to use the importance we place on quality and service to differentiate our restaurant from the major fast food chains that the Chinese people currently associate with North American style cuisine. Our intention is to introduce to the Chinese population the notion that North American fast food does not necessarily mean pre-made, processed meals and that it can be fresh and of high quality.

As of to date of this filing, we have not generated any revenues, as we have had no operational activities.

Our restaurant will be subject to the regulations of the Chinese provincial health, sanitation, safety, environmental and fire agencies in the province it will be located in. We will ensure that we will be in compliance with such regulations in the future by hiring a local Chinese manager who has experience managing and operating a fast food retailer in China.

Listed below are specific government approvals we will need to apply for in order to begin operations in China:

    We must obtain approval from the Ministry of Commerce for approval to set up a foreign owned enterprise in China.
    We must register our business with the State Administration for Industry and Commerce to obtain a license to start a business in China.
    We must obtain a permit from the Food and Health ministry in order to start our restaurant.
    We must register our business with the ministry of Labour in order to hire employees.

We expect to obtain all the above and necessary government approvals by the end of March of 2007.

We currently have no employees, other than our director, because there is no operational restaurant in existence presently.

We do not have any subsidiaries.

There has been no bankruptcy, receivership, or similar proceedings.

We currently own the exclusive right to use the Big-On-Burgers trademark in the country of China.

The Big-On-Burgers trademark is not registered. However, a search was done prior to its use in order to make sure we would not be infringing any rights by using it. The trademark right to the logo is acquired through usage, representation and exposure and via the explicit identification of the letters "TM" appropriately placed beside the logo.

Other than the above, we do not own, either legally or beneficially, any patents or trademarks.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at Suite 232-2498 West 41st Ave, Vancouver, British Columbia. Our telephone number is (604) 618-9110.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Toro Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2006.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is currently no publicly trading market for our common stock.

There are no outstanding options or warrants or convertible securities to purchase our common equity

All of the 5,845,000 common shares outstanding are eligible for sale through the use of Rule 144 under the Securities Act.

As of June 30, 2006, the approximate number of holders of Common Stock of the Company is 34.

Since our inception date, our boards of directors have not declared any dividend payments to the shareholders. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our board of directors may consider to be relevant.

The company has never issued securities for any equity compensation plan.

Item 6:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Toro Ventures Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Toro Ventures Inc. was incorporated in the state of Nevada on April 11, 2005. We intend to commence operations as a fast food service company. We currently own the exclusive franchisee rights in the provinces of Hubei and Beijing in China to the Big-On-Burgers Restaurants franchise, a Canadian-based fast food service provider of traditional North American cuisine such as hamburgers and French fries. We plan to begin operations of a Big-On-Burgers store in China once sufficient investment capital is raised.

Results of Operations

Revenues

We did not earn any revenues during the fiscal period end June 30, 2006, nor has the Company earned any revenues since its inception date of April 11, 2005.

General & Administrative Expenses

General and administrative expenses totaled $34,755 for the fiscal period ended June 30, 2006. General and administrative expenses incurred during this period is largely attributed to fees paid for professional services rendered related to registering the Company's common stock for public sale, such as audit fees and consulting fees.

We experienced a net loss of $34,755 for the fiscal period ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, the Company had cash of $1,212. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 7:    Financial Statements

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Gordon K.W. Gee Ltd. for the period ended June 30, 2005 and fiscal year ended 2006. There have been no changes in or disagreements with Gordon K.W. Gee Ltd. on accounting and financial disclosure matters at any time.

Item 8A: Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B: Other Information

None

Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Yan Liu	23	President, Principal Executive Officer, Principal Financial Officer,, Secretary Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Yan Liu has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director since April 13, 2005.

Mr. Liu has a strong working background in managing fast food service restaurants in the Chinese market. From 2003 to 2004, Mr. Liu was employed as a manager of a Kentucky Fried Chicken restaurant in Ji Lin, China. From 2001 to 2003, Mr. Liu was employed as a part-time junior supervisor of a McDonald restaurant in Ji Lin, China.

Mr. Liu educational background also has prepared him for restaurant management, as he received a Bachelor of Business Management degree in Hotel and Restaurant management from the University of Ji Lin, in Ji Lin, China in 2004. The Business Management degree Mr. Liu earned encompasses basic accounting and financial theory.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

 Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending June 30, 2006, Form 3 reports were not timely filed by Yan Liu, the Company's sole officer and director.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 10:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Yan Liu	2006	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2005	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 2498 West 41st Ave., Suite 232, Vancouver, British Columbia, V6M 2A7.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Yan Liu	3,000,000	President, Principal Executive Officer, Principal , Principal Accounting Officer, Treasurer, Secretary, and Director	51.33%
All officers and directors as a Group (1 person)			51.33%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 3,000,000 shares of common stock to Yan Liu, our president and a member of the board of directors in April 2005, in consideration of $3,000.

We issued 275,000 shares of common stock to Big On Burgers Restaurant in May 2005, in consideration for the rights to the Big On Burgers franchise.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by refernce to the Form 10-SB filed with the Securities and Exchange Commission on August 15, 2005)

3.2*                                         Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on August 15, 2005)

10.1*                                       Master Franchise Agreement (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on August 15, 2005)

14                                            Code of Ethics

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2005 - $11,258        Gordon K.W. Gee Ltd.

2004 - $2,452           Gordon K.W. Gee Ltd.

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2005 - $0                     Gordon K.W. Gee Ltd.

2004 - $0                    Gordon K.W. Gee Ltd.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $0                     Gordon K.W. Gee Ltd.

2004 - $0                     Gordon K.W. Gee Ltd.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 - $0                     Gordon K.W. Gee Ltd.

2004 - $0                     Gordon K.W. Gee Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of October, 2006

Toro Ventures Inc.

(Registrant)

By: /s/ Yan Liu

Yan Liu

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Yan Liu	President, CEO,CFO, Secretary, Treasurer and Director
Yan Liu

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet for the years ended June 30, 2006 and 2005                                             F-2

Statement of Operations for the years ended June 30, 2006 and 2005                             F-3

Statement of Cash Flows for the years ended June 30, 2006 and 2005                            F-4

Statement of Shareholder's Equity                                                                                    F-5

Notes to Financial Statement                                                                                            F-6

TORO VENTURES INC.

FINANCIAL STATEMTNS

FOR THE FISCAL PERIOD ENDED JUNE 30, 2006

Gordon K.W. Gee	#601-325 Howe Street
Chartered Accountant	Vancouver, BC V6C 1Z7
Tel: (604) 689-8815
An Incorporated Professional	Fax: (604) 689-8838

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Toro Ventures Inc.:

I have audited the accompanying balance sheet of Toro Ventures Inc. as at 30 June 2006 and the related statements of operations and deficit and cash flows for the period then ended. These financial statements are responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toro Ventures Inc. as of June 30, 2006, and the results of its operations and its cash flows for the year ended, in conformity with U.S. generally accepted accounting principles. As required by the Business Corporations Act (Ontario), I report that in my opinion, these principles have been applied on a basis consistent with that of the preceding year.

Vancouver, British Columbia, Canada	/s/ "Gordon K.W. Gee"
Chartered Accountant

Toro Ventures Inc.

(A Nevada Corporation)

Balance Sheets

(Expressed in US dollars)

	June 30, 2006 ($)	June 30, 2005 ($)
ASSETS
Current Assets
Cash	$ 1,212	$ 17,863
Prepaid Expenses	10,000	10,000

Investment in Franchise	25,000	25,000
Accumulated Depreciation	(2,500)	-
	(22,500)	25,000

TOTAL ASSETS	$33,712	$52,863

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 10,363	$2,425
Total Current Liabilities	10,363	2,425

Loan From Shareholder	7,666	-
Total Liabilities	18,029	2,425

Stockholders' Equity
Capital Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
5,845,000 common shares at par value	5,570	5,570
Additional paid in capital	54,430	54,430
Deficit, accumulated during the exploration stage	(44,317)	(9,562)
Total Stockholders' Equity	15,683	50,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 33,712	$52,863

Approved on behalf of the Board
"Yan Liu", Director and Chief Executive Officer
See Accompanying Notes

Toro Ventures Inc.

(A Nevada Corporation)

Statement of Operations

(Expressed in US dollars)

	Cumulative From Date of Inception on April 11, 2005 to June 30, 2006	For the Year Ended June 30, 2006	Inception Date of April 11, 2005 to June 30, 2005
General and Administrative Expenses
Regulatory and Transfer Agent Fees	1,070	820	250
Management Fees	5,500	4,000	9,500
Professional Fees	13,700	2,300	16,000
Rent	12,000	3,000	15,000
Amortization	2,500	-	2,500
Bank Service Charges and Interest	235	12	247
	34,755	9,562	44,317
Net Profit (Loss) for the Period	(34,755)	(9,562)	(44,317)

Net Profit (Loss) per Common Share		$ (0.00)	$ (0.00)
Basic and diluted

Weighted Average Number of Shares Outstanding		5,845,000	5,845,000
Basic and diluted
See Accompanying Notes

Toro Ventures Inc.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

	Cumulative From Date of Inception on April 11, 2005 to June 30, 2006	For the Year Ended June 30, 2006	For the Year Ended June 30, 2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the Period	(61,709)	(47,512)	(8,547)
Changes in non-cash working capital items
Amortization	2,500	-	2,500
Prepaid Expenses	(10,000)	-	(10,000)
Accounts Payable and Accrued Liabilities	10,363	7,938	2,425
Cash Used for operating activities	(41,454)	(24,317)	(17,137)

Financing Activities
Capital Stock subscribed	5,570	-	5,570
Additional paid in Capital	29,430	-	29430
Loan from Shareholder	7,666	7,666	-
Total Funds from financing activities	42,666	7,900	35,150

Cash Increased (Decreased)
during the year	1,212	(16,651)	17,863

Cash, Beginning of Period	-	17,863	-
Cash, End of Period	1,212	1,212	17,863

Supplementary Cash Flow Information
Interest Paid		0	0
Income Tax Paid		0	0
See Accompanying Notes

Toro Ventures Inc.

(A Nevada Corporation)

Statement of Stockholders' Equity

Accumulated for the period from date of inception, on April 11, 2005, to June 30, 2006

(Expressed in US dollars)

	Number of Common Shares	Par Value	Additional Paid-In-Capital	Deficit Accumulated	Total Stockholders Equity (Deficit)

Capital Stock Issued for Cash
- at $0.001	3,000,000	3,000	-		3,000
- at $0.01	2,500,000	2,500	22,500		25,000
- at $0.10	70,000	70	6,930		7,000

Shares Issued for Investment in Franchise	275,000		25,000		25,000

Net Loss for the period from date of inception on April 11, 2005 to June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005.	5,845,000	5,570	54,430	(9,562)	50,438

Net Loss for the year ended June 30, 2006				(34,755)	(34,755)
Balance April 30, 2003	5,845,000	5,570	54,430	(44,317)	15,683
See Accompanying Notes

Toro Ventures Inc.

(A Nevada Corporation)

Notes to Financial Statements

Fiscal Year Ended June 30, 2006

(Expressed in U.S. Dollars)

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The investment in a franchise is stated at cost less accumulated amortization. Amortization is recorded at the following rates, based on upon the useful life of the asset:

Investment in Franchise - Straight-Line method over the useful life of the asset

June 30, 2006	Cost	Accumulated Amortization	Net Book Value
Investment in Franchise	$25,000	$2,500	$22,500

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

3. GOING CONCERN

            The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has generated no revenues. In order to obtain the necessary capital, the Company is in the process of raising funds from private placement subscriptions. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

4. INVESTMENT IN FRANCHISE

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

 5. SHARE CAPITAL

            Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 5,845,000 common shares at varying subscription prices.

	Shares
	#	$
For Cash	5,570,000	35,000
For acquisition of Franchise	275,000	25,000
Total	5,845,000	60,000

Although the shares have not been certified, the By-Laws of the Company treats all un-certified shares as certified.

6. INCOME TAXES

             The Company has tax losses of $44,317 which may be applied against future taxable income.

7. RELATED PARTY TRANSACTIONS

            The director of the company has loaned $7,666 to the Company during the period ended June 30, 2006, which is unsecured,  non  interest  bearing, with no specific terms of repayment.