Form 10QSB
period 2006-12-31
Toro Ventures Inc.
filed 2007-02-09
CIK 1333519

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of December 31, 2006 was 5,845,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Toro Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of December 31, 2006 (Unaudited) and June 30, 2006 (Audited)....................................................................................................4

      Statement of Operations for three months ended December 31, 2006 (Unaudited) and from the inception date April 11 , 2005 to December 31, 2006 (Unauditd)...5

       Statement of Cash Flows for three months ended December 31, 2006 (Unaudited) and from the inception date April 11 , 2005 to December 31, 2006 (Unaudited)...6

2

Part I - FINANCIAL INFORMATION

Toro Venture Inc.

(A Nevada Corporation)

Balance Sheet

December 31, 2006

(Unaudited- Prepared by Managment)

(With Comparative Figures at June 30, 2006)

(Expressed in US Dollars)

	September 30	June 30
	2006	2005
ASSETS
Current Assets
Cash
	$1,130	$1,212
Prepaid Expenses
	-	-
	1,130	1,212

Investment in Franchise	$25,000	$25,000
Accumulated Amortization
	(3,750)	(2,500)
	21,250	22,500

Total Assets	$22,380	$23,712

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities
	$20,579	$13,579
Long Term Liability	-	-
Shareholder Loan
	9,791	7,791
Total Liabilities	30,370	21,370

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	5,845	5,845
Additional Paid In Capital	54,155	54,155
Deficit, accumulated during the exploration stage	(67,990)	(57,658)
Total Stockholder's Equity	(7,990)	2,342

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$22,380	$23,712

Approved on Behalf of the Board
"Yan Liu", Director and Chief Executive Officer

See Accompanying Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception Date of
	Three Months	April 11
	Ended	2005 to
	December 31,	December 31,
	2006	2006
General and Administrative Expenses
Regulatory and Transfer Agent Fees	0	945
Management Fees	0	9,500
Bank Charges and Interest	31	329
Professional Fees	3,000	32,466
Facilities Costs	3,000	21,000
Amortization Expense	625	3,750
Total Expenses	6,656	67,990

Net Profit (Loss) for the Period	(6,656)	(67,990)

Net Loss per Share
Basic Weighted Average Loss Per Share
Fully Diluted Weighted Average Loss Per Share	-	-

Weighted Average Number of Shares (Basic and Diluted)	5,845,000	5,238,334

See Accompany Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

	Three Months	Inception Date
	Ended	of April 11, 2005
	December 31,	to December 31,
	2006	2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(6,656)	(67,990)

Changes in non-cash working capital items
Prepaid Expenses	-	-
Amortization Expense	625	3,750
Accounts Payable and Accrued Liabilities	4,000	20,579
Cash used for operating activities	(2,031)	(43,661)

Cash from Financing Activities
Capital Stock subscribed	-	5,570
Paid-In Capital	-	29,430
Loan from Stockholder	2,000	9,791
Cash provided by financing activities	2,000	44,791

Cash increase (decrease) during the period	(31)	1,130

Cash, beginning of period	1,161	-
Cash, end of period	1,130	1,130

See Accompanying notes

TORO VENTURES INC.

(A Development Stage Company)

Notes to  the Financial Statements

For the Three Months Ended December 31, 2006

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

	December 31, 2006	June 30, 2006
Investment In Franchise	25,000	25,000
Accumulated Depreciation	3,750	2,500
21,250	22,500

NOTE 5:         Share Capital

    Authorized - 75,000,000 common shares with a par value of $0.001 per share.

    Issued - 5,845,000 common shares at varying subscription prices.

	# of Shares	$
For Cash	5,570,000	35,000
For Acquisition of Franchise	275,000	25,000
Balance, as of December 31, 2006	5,845,000	60,000

    Although the shares have not been certified, the By-Laws of the Company treats all uncertified shares as certified.

NOTE 6:         Income Taxes

    The Company has tax losses of $67,990 which may be applied against future taxable income.

NOTE 7:    Related Party Translations

    A director has loaned the company $9,791, without interest and fixed term of repayment.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended December 31, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $6,656 for the quarter ended December 31, 2006. The majority of the expenses were related to professional fees related to the financial accounting of the Company, which totaled $3,00.00 for the quarter.

For the quarter ended December 31, 2006, the company experienced a net loss of $6,656, and of the period  from April 11, 2005 to December 31, 2006, the company experienced a net loss of $67,990.

Liquidity and Capital Resources

During the three month period ended December 31, 2006, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of December 31, 2006, the Company has cash on hand in the amount of $1,130. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized February 9, 2007

February 9, 2007	/s/ "Yan Liu"
Mr. Yan Liu, President