Form 10QSB
period 2007-03-31
Toro Ventures Inc.
filed 2007-05-02
CIK 1333519

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of March 31, 2007 was 5,845,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Toro Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of March 31, 2007 (Unaudited) and June 30, 2006 (Audited)....................................................................................................4

      Statement of Operations for three months ended March 31, 2007 (Unaudited) and from the inception date April 11 , 2005 to March 31, 2007 (Unauditd)...5

       Statement of Cash Flows for three months ended March 31, 2007 (Unaudited) and from the inception date April 11 , 2005 to March 31, 2007 (Unaudited)...6

2

Part I - FINANCIAL INFORMATION

Toro Venture Inc.

(A Nevada Corporation)

Balance Sheet

(Unaudited- Prepared by Managment)

(Expressed in US Dollars)

	March 31,	June 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash
	221	1,212
Prepaid Expenses
	-	10,000
	221	1,212

Investment in Franchise	25,000	25,000
Accumulated Amortization
	(4,375)	(2,500)
	20,625	22,500

Total Assets	20,846	33,712

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities
	22,579	$10,363
Shareholder Loan
	10,291	7,666
Total Liabilities	32,870	18,029

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	5,570	5,570
Additional Paid In Capital	54,430	54,430
Deficit, accumulated during the exploration stage	(72,023)	(44,317)
Total Stockholder's Equity	(12,023)	15,683

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$20,846	$33,712

Approved on Behalf of the Board
"Yan Liu", Director and Chief Executive Officer

See Accompanying Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date of
	Three Months	Three Months	April 11
	Ended	Ended	2005 to
	March 31,	March 31,	March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Regulatory and Transfer Agent Fees	375	-	1,320
Management Fees	-	-	9,500
Bank Charges and Interest	33	27	362
Professional Fees	-	-	32,466
Facilities Costs	3,000	3,000	24,000
Amortization Expense	625	625	4,375
Total Expenses	4,033	3,652	72,023

Net Profit (Loss) for the Period	(4,033)	(3,652)	(72,023)

Net Loss per Share
Basic Weighted Average Loss Per Share	0.00	0.00	0.00
Fully Diluted Weighted Average Loss Per Share	0.00	0.00	0.00

Weighted Average Number of Shares (Basic and Diluted)	5,845,000	5,845,000	5,238,334

See Accompany Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

	Three Months	Three Months	Inception Date
	Ended	Ended	of April 11, 2005
	March 31,	March 31,	to March 31,
	2007	2006	2007
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(4,033)	(3,652)	(72,023)

Changes in non-cash working capital items
Prepaid Expenses	-	-	-
Amortization Expense	625	625	4,375
Accounts Payable and Accrued Liabilities	2,000	3,000	22,579
Cash used for operating activities	(1,408)	(27)	(45,070)

Cash from Investment Activities
Investment in Franhcise	-	-	(25,000)

Cash from Financing Activities
Capital Stock subscribed	-	-	5,570
Paid-In Capital	-	-	54,430
Loan from Stockholder	500	-	10,291
Cash provided by financing activities	500	-	70,291

Cash increase (decrease) during the period	(31)	(27)	221

Cash, beginning of period	1,130	1,002	-
Cash, end of period	221	975	221

See Accompanying notes

TORO VENTURES INC.

(A Development Stage Company)

Notes to  the Financial Statements

For the Three Months Ended March 31, 2007

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

	March 31, 2007	June 30, 2006
Investment In Franchise	25,000	25,000
Accumulated Depreciation	4,375	2,500
20,625	22,500

NOTE 5:         Share Capital

    Authorized - 75,000,000 common shares with a par value of $0.001 per share.

    Issued - 5,845,000 common shares at varying subscription prices.

	# of Shares	$
For Cash	5,570,000	35,000
For Acquisition of Franchise	275,000	25,000
Balance, as of March 31, 2007	5,845,000	60,000

    Although the shares have not been certified, the By-Laws of the Company treats all uncertified shares as certified.

NOTE 6:         Income Taxes

    The Company has tax losses of $67,990 which may be applied against future taxable income.

NOTE 7:    Related Party Translations

    A director has loaned the company $10,291, without interest and fixed term of repayment.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended March 31, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $4,033 for the quarter ended March 31, 2007, compared to general and administration expenses of $3,652 for the quarter ended March 31, 2006. The majority of the expenses were related to facilities costs related to the Company's office space, which totaled $3,00.00 for the quarter.

For the quarter ended March 31, 2007, the company experienced a net loss of $4,033, compared to a net loss of $3,652 for the quarter ended March 31, 2006.

Liquidity and Capital Resources

During the three month period ended March 31, 2007, the Company satisfied its working capital needs by using shareholder loans from the Company's sole director. As of March 31, 2007, the Company has cash on hand in the amount of $221. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 2, 2007

May 2, 2007	/s/ "Yan Liu"
Mr. Yan Liu, President