Form 10QSB/A
period 2005-12-31
Toro Ventures Inc.
filed 2007-06-18
CIK 1333519

U.S. Securities and Exchange Commisison

Washington, D.C. 20549

FORM - 10QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [ X  ]  No [   ]

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

See Accompany Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

	Three Months	Six Months	Inception Date	From Inception Date
	Ended	Ended	of April 11, 2005	of April 11, 2005
	December 31	December 31	to June 30	to June 30
	2005	2005	2005	2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(7,726)	(24,589)	(9,562)	(34,151)

Items not requiring use of cash
Amortization Expense	625	1,250	-	1,250

Changes in non-cash working capital items
Prepaid Expenses	-	-	(10,000)	(10,000)
Accounts Payable and Accrued Liabilities	664	1,812	2,425	4,403
Cash used for operating activities	(6,438)	(21,361)	(17,137)	(38,498)

Financing Activities
Capital Stock subscribed	-	-	5,570	5,570
Paid-In Capital	-	-	29,430	29,430
Loan from Stockholder	4,500	4,666	-	4,500
Cash provided by financing activities	4,500	4,666	35,000	39,500

Cash increase (decrease) during the period	(1,772)	(16,861)	17,863	1,002

Cash, beginning of period	2,774	17,863	-	-
Cash, end of period	1,002	1,002	17,863	1,002

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

Overview

Toro Ventures Inc. was incorporated in the state of Nevada on April 11, 2005. We intend to commence operations as a fast food service company. We currently own the exclusive franchisee rights in the provinces of Hubei and Beijing in China to the Big-On-Burgers Restaurants franchise, a Canadian-based fast food service provider of traditional North American cuisine such as hamburgers and French fries. We plan to begin operations of a Big-On-Burgers store in China once sufficient investment capital is raised. We currently have not advanced beyond the business plan state from our inception until the date of this filing. During April and May of 2005, we received initial funding through the sale of common stock to investors. We do not intend to open any new stores; enter into any type of new business; or, purchase equipment or other assets in the next twelve month period following the date of this prospectus. From inception until the date of this filing, we have had no material operating activities.

Results of Operations

The Company experienced general and administration expenses of $7,726 for the quarter ended December 31st, 2005. The majority of the general and administration expenses is attributed to fees incurred during the process of establishing our company as a public reporting company in the United States and expenses related to the Company's office space.

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

Item 6: Exhibits

(a)   The following exhibits are filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

        32.1  Certification of Chief Financial  Officer and Chief Executive Officer of pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 18, 2007.

June 18, 2007	/s/ "Yan Liu"
Mr. Yan Liu, President