Form 10KSB/A
period 2006-06-30
Toro Ventures Inc.
filed 2007-06-18
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB/A

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

(Address of principal executive office)

604-618-9110

----------------------------------

(Issuer's telephone number)

N/A

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ x ]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ X ]	No [ ]

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

General & Administrative Expenses

General and administrative expenses totaled $48,096 for the fiscal period ended June 30, 2006. General and administrative expenses incurred during this period is largely attributed to fees paid for professional services rendered related to registering the Company's common stock for public sale, such as audit fees and consulting fees.

We experienced a net loss of $48,096 for the fiscal period ended June 30, 2006.

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

2005 - $0                     Gordon K.W. Gee Ltd.

2004 - $0                     Gordon K.W. Gee Ltd.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 - $0                     Gordon K.W. Gee Ltd.

2004 - $0                     Gordon K.W. Gee Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 2007

Toro Ventures Inc.

(Registrant)

By: /s/ Yan Liu

Yan Liu

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Yan Liu	President, CEO,CFO, Secretary, Treasurer and Director	June 18, 2007
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Toro Ventures Inc.:

I have audited the accompanying balance sheet of Toro Ventures Inc. as at 30 June 2006 and the related statements of operations and deficit, and cash flow and changes in shareholder's equity and comprehensive income for the period then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toro Ventures Inc. as of June 30, 2006, and the results of its operations and cash flow of the company for the period then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, British Columbia, Canada	/s/ "Gordon K.W. Gee"
October 13, 2006	Chartered Accountant

Toro Ventures Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

As At 30 June

	June 30, 2006 ($)	June 30, 2005 ($)
ASSETS
Current Assets
Cash	$ 1,212	$ 17,863
Prepaid Expenses	-	10,000

Investment in Franchise	22,500	25,000
Accumulated Depreciation	(2,500)	-
	(22,500)	25,000

TOTAL ASSETS	$23,712	$52,863

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 13,579	$2,425
Total Current Liabilities	13,579	2,425

Loan From Shareholder	7,791	-
Total Liabilities	21,370	2,425

Stockholders' Equity
Capital Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
5,845,000 common shares at par value (See Note 5)	5,845	5,845
Additional paid in capital	54,155	54,155
Deficit, accumulated during the exploration stage	(57,658)	(9,562)
Total Stockholders' Equity	2,342	50,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 23,712	$52,863

Approved on behalf of the Board
"Yan Liu", Director and Chief Executive Officer
See Accompanying Notes

Toro Ventures Inc.

(A Development Stage Company)

Statement of Operations and Deficit

(Expressed in US dollars)

For The Year Ended 30 June 2006 And

The Initial Period From 11 April 2005 to 30 June 2006

	Cumulative From Date of Inception on April 11, 2005 to June 30, 2006	For the Year Ended June 30, 2006	Inception Date of April 11, 2005 to June 30, 2005
General and Administrative Expenses
Regulatory and Transfer Agent Fees	945	695	250
Management Fees	9,500	5,500	4,000
Professional Fees	29,466	27,166	2,300
Rent	15,000	12,000	3,000
Amortization	2,500	2,500	-
Bank Service Charges and Interest	247	235	12
	(57,658)	48,096	9,562
DEFICIT, Beginning of Year	0	9,562	(9,562)
DEFICIT, End of Year	57,658	57,658

Net Profit (Loss) per Common Share		$ (0.00)	$ (0.00)
Basic weighted average loss per share		(0.0082)
Fully diluted weighted average loss per share		(0.0082)
Basic and fully diluted weighted average number of shares		5,845,000	5,845,000

See Accompanying Notes

Toro Ventures Inc.

(A Development Stage Company)

Statement of Cash Flows

(Expressed in US Dollars)

For The Year Ended 30 June 2006 And

The Initial Period From 11 April 2005 to 30 June 2006

	Cumulative From Date of Inception on April 11, 2005 to June 30, 2006	For the Year Ended June 30, 2006	For the Year Ended June 30, 2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the Period	(57,658)	(48,096)	(9,562)
Changes in non-cash working capital items
Amortization	2,500	2,500	-
Prepaid Expenses	-	1,000	(10,000)
Accounts Payable and Accrued Liabilities	13,579	11,154	2,425
Cash Used for operating activities	(41,579)	(8,860)	(17,137)

Financing Activities
Loan from Shareholder	7,791	7,791	-
Capital Stock subscribed	5,570	-	5,845
Additional paid in Capital	54,155	-	54,155
Total Funds from financing activities	67,791	7,791	60,000

Cash from Investing Activities Investment in a Franchise	(25,000)	-	(25,000)
Cash Increased (Decreased)
during the year	1,212	(16,651)	17,863

Cash, Beginning of Period	0	17,863	-
Cash, End of Period	1,212	1,212	17,863

Supplementary Cash Flow Information
Interest Paid		0	0
Income Tax Paid		0	0
See Accompanying Notes

Toro Ventures Inc.

(A Development Stage Company)

Statement of Changes in Shareholders' Equity and

Comprehensive Income

For the Period Ended 30 June 2006 and

The Initial Period from 11 April 2005 to 30 June 2005

(Expressed in US dollars)

	Number of Common Shares	Par Value	Additional Paid-In-Capital	Deficit Accumulated	Total Stockholders Equity (Deficit)

Capital Stock Issued for Cash
- at $0.001	3,000,000	3,000	-		3,000
- at $0.01	2,500,000	2,500	22,500		25,000
- at $0.10	70,000	70	6,930		7,000

Shares Issued for Investment in Franchise	275,000		25,000		25,000

Net Loss for the period from date of inception on April 11, 2005 to June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005.	5,845,000	5,570	54,430	(9,562)	50,438

Net Loss for the year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,570	54,430	(57,658)	2,342
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

Investment in franchise

The investment in a franchise is considered as an intangible asset with a finite life of 10 years. In accordance to FAS-142, the intangible asset has been evaluated for impairment by using discounted expected cash flows. No impairment of the intangible asset existed and as a result there is no amortization provided in the current period. The impairment, if any, will be tested and evaluated at least on an annual basis for impairment.

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

	2006 $	2005 $
Investment in Franchise Accumulated Amortization	25,000 2,500	25,000 -
	22,500	25,000

 5. SHARE CAPITAL

            Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 5,845,000 common shares at varying subscription prices.

	Shares
	#	$
For Cash	5,570,000	35,000
For acquisition of Franchise	275,000	25,000
Balance 30 June 2005 and 2006	5,845,000	60,000

Although the shares have not been certified, the By-Laws of the Company treats all un-certified shares as certificated.

6. INCOME TAXES

             The Company has tax losses of $47,783 which may be applied against future taxable income.

7. RELATED PARTY TRANSACTIONS

            The director of the company has loaned $7,791, without interest and fixed term of repayment.