Form 10KSB
period 2007-06-30
Toro Ventures Inc.
filed 2007-09-26
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended June 30th, 2007

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of June 30, 2007 is $57,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of June 30th, 2007, there are 5,845,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

TORO VENTURES INC.

FORM 10-KSB

For the Fiscal Year ended June 30, 2007

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

        Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12.      Certain Relationships and Related Transactions

        Item 13.      Exhibits

        Item 14.      Principal Accountants Fees and Services

        Signatures

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF TORO VENTURES INC., A NEVADA INCORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

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

We expect to obtain all the above and necessary government approvals by the end of November of 2007.

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

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2007.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "TORO". Our common stock has been listed on the OTC Bulletin Board since July 2007. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices per share of the common stock for each of the quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	Bid Prices
	High	Low
July 11, 2007 to Present Date	-	-

As of June 30, 2007, there were approximately 35 stockholders of record of the Company's Common Stock.

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

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

Results of Operations

Revenues

We did not earn any revenues during the fiscal period end June 30, 2007, nor has the Company earned any revenues since its inception date of April 11, 2005.

General & Administrative Expenses

General and administrative expenses totaled $23,754 for the fiscal period ended June 30, 2007, compared to general and administrative expenses of $48,096 for the fiscal period ended June 30, 2006. General and administrative expenses incurred during the fiscal period ended June 30, 2007 is largely attributed to fees paid the rent on the Company's office facilities and  for professional fees related to the audit expenses and consulting fees.

We experienced a net loss of $23,754 for the fiscal period ended June 30, 2007, compared to a net loss of $48,096 for the fiscal period ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash of $958. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Fazarri + Partners, Chartered Accountants,LLP for the fiscal period ended June 30, 2007 and Gordon K.W. Gee Ltd. for the fiscal year ended 2006. There have been no changes in or disagreements with Fazarri + Partners, Chartered Accountants, LLP or Gordon K.W. Gee Ltd. on accounting and financial disclosure matters at any time.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Yan Liu	24	President, Principal Executive Officer, Principal Financial Officer,, Secretary Treasurer, Secretary, and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

 Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending June 30, 2007, Form 3 reports were not timely filed by Yan Liu, the Company's sole officer and director.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Yan Liu	2007	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

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

2007 - $8,500       Gordon K.W. Gee Ltd, Fazarri + Partners, Chartered Accountants

2006 - $8,258        Gordon K.W. Gee Ltd.

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2007 - $0                   Gordon K.W. Gee Ltd, Fazarri + Partners, Chartered Accountants

2006 - $0                    Gordon K.W. Gee Ltd.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0                     Gordon K.W. Gee Ltd, Fazarri + Partners, Chartered Accountants

2006 - $0                     Gordon K.W. Gee Ltd.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0                     Gordon K.W. Gee Ltd, Fazarri + Partners, Chartered Accountants.

2006 - $0                     Gordon K.W. Gee Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of September, 2007

Toro Ventures Inc.

(Registrant)

By: /s/ Yan Liu

Yan Liu

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Yan Liu	President, CEO,CFO, Secretary, Treasurer and Director	September 26, 2007
Yan Liu

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet for the years ended June 30, 2007 and 2006                                            F-2

Statement of Operations for the years ended June 30, 2007 and 2006                            F-3

Statement of Cash Flows for the years ended June 30, 2007 and 2006                            F-4

Statement of Shareholder's Equity                                                                                    F-5

Notes to Financial Statement                                                                                            F-6

TORO VENTURES INC.

FINANCIAL STATEMTNS

FOR THE FISCAL PERIOD ENDED JUNE 30, 2007

Fazarri + Partners	3300 Highway #7
Chartered Accountants, LLP	Suite 901, Vaughn, Ontario, L4K 4M3, Canada
Tel: 905-738-5758
An Incorporated Professional	Fax: 905-660-7228

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Toro Ventures Inc.:

We have audited the accompanying balance sheet of Toro Ventures Inc. as at June 30, 2007 and the statements of stockholders' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2007 and the results of its operations and cash flows for the year then ended, in conformity with the accounting principals generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The comparative figures were reported on by another accounting firm.

/s/ "Fazzari + Partners, LLP"
Chartered Accountants
Licensed Public Accountants

Toro Ventures Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	June 30, 2007 ($)	June 30, 2006 ($)
ASSETS
Current Assets
Cash	958	1,212
Prepaid Expenses	-	-

Investment in Franchise (See Notes 1 and 4)	25,000	25,000
Accumulated Depreciation	(5,000)	(2,500)
	20,00)	22,500

TOTAL ASSETS	20,958	23,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	17,079	13,579
Total Current Liabilities	17,079	13,579

Loan From Shareholder	25,291	7,791
Total Liabilities	42,370	21,370

Stockholders' Equity
Capital Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
5,845,000 common shares at par value (See Note 5)	5,845	5,845
Additional paid in capital	54,155	54,155
Deficit, accumulated during the exploration stage	(81,412)	(57,658)
Total Stockholders' Equity	(21,412)	2,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	20,958	23,712

Approved on behalf of the Board
"Yan Liu", Director and Chief Executive Officer
See Accompanying Notes

Toro Ventures Inc.

(A Development Stage Company)

Statement of Operations and Deficit

(Expressed in US dollars)

	Cumulative From Date of Inception on April 11, 2005 to June 30, 2007	For the Year Ended June 30, 2007	For the Year Ended June 30, 2006
General and Administrative Expenses
Regulatory and Transfer Agent Fees	1,545	600	695
Management Fees	9,500	-	5,500
Professional Fees	37,966	8,500	27,166
Rent	27,000	12,000	12,000
Amortization	5,000	2,500	2,500
Bank Service Charges and Interest	401	154	235
	81,412	23,754	48,096

	(81,412)	(23,754)	(48,096)

Net Profit (Loss) per Common Share		$(0.00)	$ (0.00)
Basic weighted average loss per share		$(0.00)	$(0.00)
Fully diluted weighted average loss per share		$(0.00)	$(0.00)
Basic and fully diluted weighted average number of shares		5,845,000	5,845,000

See Accompanying Notes

Toro Ventures Inc.

(A Development Stage Company)

Statement of Cash Flows

(Expressed in US Dollars)

	Cumulative From Date of Inception on April 11, 2005 to June 30, 2007	For the Year Ended June 30, 2007	For the Year Ended June 30, 2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the Period	(81,412)	(23,754)	(48,096)
Changes in non-cash working capital items
Amortization	5,000	2,500	2,500
Prepaid Expenses	-	-	1,000
Accounts Payable and Accrued Liabilities	17,079	3,500	11,154
Cash Used for operating activities	(59,333)	(17,754)	(8,860)

Financing Activities
Loan from Shareholder	25,291	17,500	7,791
Capital Stock subscribed	5,570	-	-
Additional paid in Capital	54,155	-	-
Total Funds from financing activities	85,291	17,500	7,791

Cash Increased (Decreased)
during the year	958	(254)	(16,651)

Cash, Beginning of Period	0	1,212	17,863
Cash, End of Period	958	958	1,212

Supplementary Cash Flow Information
Interest Paid			0
Income Tax Paid			0
See Accompanying Notes

Toro Ventures Inc.

(A Development Stage Company)

Statement of Changes in Shareholders' Equity and

Comprehensive Income

(Expressed in US dollars)

	Number of Common Shares	Par Value	Additional Paid-In-Capital	Deficit Accumulated	Total Stockholders Equity (Deficit)

Capital Stock Issued for Cash
- at $0.001	3,000,000	3,000	-		3,000
- at $0.01	2,500,000	2,500	22,500		25,000
- at $0.10	70,000	70	6,930		7,000

Shares Issued for Investment in Franchise	275,000		25,000		25,000

Net Loss for the period from date of inception on April 11, 2005 to June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005.	5,845,000	5,570	54,430	(9,562)	50,438

Net Loss for the year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,570	54,430	(57,658)	2,342

Net Loss for the year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	5,845,000	5,570	54,430	(81,412)	(21,412)
See Accompanying Notes

Toro Ventures Inc.

(A Nevada Corporation)

Notes to Financial Statements

Fiscal Year Ended June 30, 2007

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $81,412 to June 30, 2007. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into US dollars at the period end exchange rate, non-monetary assets are translated at historical exchange rates and all income and expenses are translated at average exchange rates prevailing during the period. Foreign currency translation adjustments are included in income.

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

The investment in a franchise is stated at cost less accumulated amortization. Amortization is recorded at the following rates, based on upon the useful life of the asset:

Investment in Franchise - Straight-Line method over the useful life of the asset

June 30, 2007	Cost	Accumulated Amortization	Net Book Value
Investment in Franchise	$25,000	$5,000	$25,000

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

4. SHARE CAPITAL

Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 5,845,000 common shares at varying subscription prices.

	Shares
	#	$
For Cash	5,570,000	35,000
For acquisition of Franchise	275,000	25,000
Total	5,845,000	60,000

Although the shares have not been certified, the By-Laws of the Company treats all un-certified shares as certified.

5. INCOME TAXES

The Company has tax losses of $81,412 which may be applied against future taxable income.

6. RELATED PARTY TRANSACTIONS

The director of the company has loaned $25,291 to the Company during the period ended June 30, 2006, which is unsecured,  non-interest  bearing, with no specific terms of repayment.