Form 10QSB
period 2007-09-30
Toro Ventures Inc.
filed 2007-11-09
CIK 1333519

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of September 30, 2007 was 5,845,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Toro Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of September 30, 2007 (Unaudited) and June 30, 2007 (Audited)....................................................................................................4

      Statement of Operations for three months ended September 30, 2007 (Unaudited) and for the fiscal period ended June 30, 2007 (Auditd)...5

       Statement of Cash Flows for three months ended September 30, 2006 (Unaudited) and for the fiscal period ended June 30, 2007 (Audited)...6

2

Part I - FINANCIAL INFORMATION

November 2, 2007

Notice to Reader

On the basis of information provided by management, we have compiled the balance sheet of Toro Ventures Inc. as at September 30, 2007 and the statements of operations and deficit, stockholders' equity (deficiency), and cash flows for the quarter then ended.

We have not performed an audit or a review engagement in respect of these financial statements and, accordingly, we express no assurance thereon.

Readers are cautioned that these statements may not be appropriate for their purposes.

FAZZARI + PARTNERS LLP

Chartered Accountants

Licensed Public Accountants

Vaughan, Ontario, Canada

Toro Venture Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited- see Notice to Readers)

(Expressed in US Dollars)

	As at September 30	As at June 30
	2007	2007 (Audited)
ASSETS
Current Assets
Cash
	904	958
	904	958

Investment in Franchise	25,000	25,000
Accumulated Amortization	(5,625)	(5,000)
	19,375	20,000

Total Assets	20,279	20,958

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	17,579	17,079

Long Term Liability
Loan from Shareholder (See Note 6)	27,791	25,291
Total Liabilities	45,370	42,370

SHAREHOLDER'S EQUITY
Capital Stock (See Note 5)
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid:
5,845,000 common shares at par value	5,845	5,845
Additional Paid In Capital	54,155	54,155
Deficit, accumulated during the exploration stage	(85,091)	(81,412)
Total Stockholder's Equity	(25,091)	(21,412)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	20,279	20,958

Approved on Behalf of the Board
"Yan Liu", Director and Chief Executive Officer

See Accompanying Notes

TORO VENTURES INC.

(A Development Stage Company)

Statement of Operations and Deficit

(Unaudited - see Notice to Reader)

(Expressed in US Dollars)

	Cumulative from Date
	of Inception on April 11	Three Months	Three Months
	2005 to	Ended	Ended
	September 30,	September 30	September 30,
	2007	2007	2006
General and Administrative Expenses
Regulatory and Transfer Agent Fees	1,545	-	-
Management Fees	9,500	-	-
Professional Fees	37,966	-	-
Rent	30,000	3,000	3,000
Amortization Expense	5,625	625	625
Bank Charges and Interest	455	54	51
	85,091	3,679	3,676

Net Profit (Loss) for the Period	(85,091)	(3,679)	(3,676)

Net Loss per Share
Basic Weighted Average Loss Per Share		(0.00)	(0.00)
Fully Diluted Weighted Average Loss Per Share		(0.00)	(0.00)

Weighted Average Number of Shares (Basic and Diluted)		5,845,000	5,845,000

See Accompany Notes

TORO VENTURES INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited - see Notice to Reader)

(Expressed in US Dollars)

	Cumulative from Date
	of Inception on April 11	Three Months	Three Months
	2005 to	Ended	Ended
	September 30,	September 30	September 30,
	2007	2007	2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(85,091)	(3,679)	(3,676)
Adjustment for item not requiring the use of cash

    Amortization Expense
	5,625	625	625
Changes in non-cash working capital items
Prepaid Expenses	-	-	-
Accounts Payable and Accrued Liabilities	17,579	500	3,000
Cash used for operating activities	(61,887)	(2,554)	(51)

Cash from Financing Activities
Capital Stock subscribed	5,570	-	-
Paid-In Capital	29,430	-	-
Loan from Stockholder	27,791	2,500	-
Cash provided by financing activities	42,791	2,500	-

Cash increase (decrease) during the period	904	(54)	(51)

Cash, beginning of period	-	958	1,212
Cash, end of period	904	904	1,161

See Accompanying notes

TORO VENTURES INC.

(A Development Stage Company)

Notes to  the Financial Statements

Three Months Ended September 30, 2007

(Unaudited - see Notice to Reader)

(Expressed in USA Dollars)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $85,091 to September 30, 2007. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

    (c)    Fair Value of Financial Instruments

          The respective carrying value of certain on-balance sheet financial instruments approximate their fair values. These financial statements include cash, accounts payable and accrued liabilities, and loans from shareholder. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand..

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

            The investment in a franchise is stated at cost less accumulated amortization. Amortization is recorded at the following rates, based on upon the useful life of the asset:

            Investment in Franchise - Straight-Line method over the useful life of the asset

September 30, 2007	Cost	Accumulated Amortization	Net Book Value
Investment in Franchise	$25,000	$5,625	$19,375

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

           These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2007.

NOTE 3:         Investment in Franchise

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

NOTE 4:         Share Capital

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

NOTE 5:    Income Taxes

    The Company has tax losses of $85,091 which may be applied against future taxable income.

    The Company has not recorded a corresponding future tax asset.

NOTE 6:    Loan from Shareholder and Related Party Transactions

    A shareholder of the company has loaned $2,500 to the Company during the three month period ended September 30, 2007, which is unsecured,  non-interest  bearing, with no specific terms of repayment.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended September 30, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $3,679 for the quarter ended September 30, 2007. The majority of the expenses were related to facilities costs for the Company, which totaled $3,00.00 for the quarter.

For the quarter ended September 30, 2007, the company experienced a net loss of $3,679, and of the period  from April 11, 2005 to September 30, 2007, the company experienced a net loss of $85,091.

Liquidity and Capital Resources

During the three month period ended September 30, 2007, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of September 30, 2007, the Company has cash on hand in the amount of $904. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 9, 2007

November 9, 2007	/s/ "Yan Liu"
Mr. Yan Liu, President