Form 10QSB/A
period 2007-09-30
Toro Ventures Inc.
filed 2007-12-31
CIK 1333519

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

Part I - FINANCIAL INFORMATION

Toro Venture Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited- Prepared by Management)

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

Approved on Behalf of the Board
"Yan Liu", Director and Chief Executive Officer

See Accompanying Notes

TORO VENTURES INC.

(A Development Stage Company)

Statement of Operations and Deficit

(Unaudited - Prepared by Management)

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

See Accompany Notes

TORO VENTURES INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited - Prepared by Management)

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

(Unaudited - Prepared by Management)

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 29, 2007

December 29, 2007	/s/ "Yan Liu"
Mr. Yan Liu, President