Form 10QSB
period 2007-12-31
Toro Ventures Inc.
filed 2008-02-14
CIK 1333519

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Toro Ventures Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 106, 2820 Elliot Ave., Seattle, WA, 98121

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

206-686-1757

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of December 31, 2007 was 5,845,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Toro Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of December 31, 2007 (Unaudited) and June 30, 2007 (Audited)....................................................................................................4

      Statement of Operations for three months ended December 31, 2007 (Unaudited) and from the inception date April 11 , 2005 to December 31, 2007 (Unauditd)...5

       Statement of Cash Flows for three months ended December 31, 2007 (Unaudited) and from the inception date April 11 , 2005 to December 31, 2007 (Unaudited)...6

2

Part I - FINANCIAL INFORMATION

Toro Venture Inc.

(A Nevada Corporation)

Balance Sheet

December 31, 2007

(Unaudited- Prepared by Managment)

(With Comparative Figures at June 30, 2007)

(Expressed in US Dollars)

	December 31	June 30
	2007	2007
ASSETS
Current Assets
Cash	$7,126	$958
Prepaid Expenses	-	-
Total Current Assets	7,126	958

Investment in Franchise	25,000	25,000
Accumulated Depreciation	(6,250)	(5,000)
	18,750	20,00

Total Assets	$25,876	$20,958

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$22,565	$17,079
Total Current Liabilities	22,565	17,079

Shareholder Loan	35,951	25,291
Total Liabilities	57,956	42,370

SHAREHOLDER'S DEFICIT
Stockholder's Deficit
Capital Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
5,845,000 common shares at par value	5,845	5,845
Additional paid in capital	54,155	54,155
Deficit, accumulated during the exploration stage	(92,080)	(81,412)
Total Stockholders' Deficit	(32,080)	(21,412)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$25,876	$20,958

Approved on Behalf of the Board
"Yan Liu", Director and Chief Executive Officer

See Accompanying Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception Date of
	Three Months	Three Months	For the Year	April 11
	Ended	Ended	Ended	2005 to
	December 31,	December 31,	June 30,	December 31,
	2007	2006	2007	2007
General and Administrative Expenses
Regulatory and Transfer Agent Fees	-	-	600	1,545
Management Fees	-	-	-	9,500
Bank Charges and Interest	24	31	154	480
Professional Fees	3,339	3,000	8,500	41,305
Facilities Costs	3,000	3,000	12,000	33,000
Amortization Expense	625	625	2,500	6,250
Total Expenses	6,988	6,656	23,754	92,080

Net Profit (Loss) for the Period	(6,988)	(6,656)	(23,754)	(92,080)

Net Loss per Share
Basic Weighted Average Loss Per Share	0.00	0.00	0.00
Fully Diluted Weighted Average Loss Per Share	0.00	0.00	0.00

Weighted Average Number of Shares (Basic and Diluted)	5,845,000	5,845,000	5,845,000

See Accompanying Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception Date of
	Three Months	Three Months	For the Year	April 11
	Ended	Ended	Ended	2005 to
	December 31,	December 31,	June 30,	December 31,
	2007	2006	2007	2007
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(6,988)	(6,656)	(23,754)	(92,080)

Changes in non-cash working capital items
Amortization Expense	625	625	2,500	6,250
Accounts Payable and Accrued Liabilities	4,985	4,000	3,500	22,565
Cash used for operating activities	(1,378)	(2,031)	(17,754)	(63,265)

Cash used in Investing Activities
Investment in Franchise	-	-	-	(25,000)

Cash from Financing Activities
Issuance of Capital Stock	-	-	-	5,845
Paid-In Capital	-	-	-	54,155
Loan from Stockholder	7,600	2,000	17,500	35,391
Cash provided by financing activities	7,600	2,000	17,500	95,391

Cash increase (decrease) during the period	6,222	(31)	(254)	7,126

Cash, beginning of period	904	1,161	1,212	-
Cash, end of period	7,126	1,130	958	7,126

Supplementary Information
Interest Paid	-	-	-	-
Income Taxes Paid	-	-	-	-

See Accompanying notes

TORO VENTURES INC.

(A Development Stage Company)

Notes to  the Financial Statements

For the Three Months Ended December 31, 2007

(Expressed in USA Dollars)

(UNAUDITED-Prepared by Management )

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

Investment in franchise

The investment in a franchise is considered as an intangible asset with a finite life of ten years. In accordance to FAS-142, the intangible asset has been evaluated for impairment by using discounted expected cash flows. No impairment of the intangible asset existed and as a result there is no amortization provided in the current period. The impairment, if any, will be will be tested and evaluated at least on an annual basis for impairment.

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
	December 31, 2007	June 30, 2007
Investment In Franchise	25,000	25,000
Accumulated Depreciation	6,250	5,000
	18,750	20,000

5. SHARE CAPITAL

Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 5,845,000 common shares at varying subscription prices.

	SHARES
	#	$
For Cash	5,570,000	35,000
For acquisition of franchise	275,000	25,000
Balance, as of December 30, 2007	5,845,000	60,000

Although the shares have not been certificated, the By-Laws of the Company treats all uncertificated shares as certificated.

6. INCOME TAXES

The Company has tax losses of $92,080 which may be applied against future taxable income.

7. RELATED PARTY TRANSLATIONS

A director has loaned the company $35,391, without interest and fixed term of repayment.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended December 31, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $6,988 for the quarter ended December 31, 2007, compared to $6,656 for the quarter ended December 31, 2006. The majority of the expenses were related to professional fees related to the financial accounting of the Company, which totaled $3,339.00 for the quarter.

For the quarter ended December 31, 2007, the company experienced a net loss of $6,988, and of the period  from April 11, 2005 to December 31, 2007, the company experienced a net loss of $92,080.

Liquidity and Capital Resources

During the three month period ended December 31, 2007, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of December 31, 2007, the Company has cash on hand in the amount of $7,126. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized February 14, 2008

February 14, 2008	/s/ "Yan Liu"
Mr. Yan Liu, President