Form 10QSB
period 2008-03-31
Toro Ventures Inc.
filed 2008-05-14
CIK 1333519

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of March 31, 2008 was 6,070,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Toro Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of March 31, 2008 (Unaudited) and June 30, 2007 (Audited)....................................................................................................4

      Statement of Operations for three months ended March 31, 2008 (Unaudited) and from the inception date April 11 , 2005 to March 31, 2008 (Unauditd)...5

       Statement of Cash Flows for nine months ended March 31, 2008 (Unaudited) and from the inception date April 11 , 2005 to March 31, 2008 (Unaudited)...6

2

Part I - FINANCIAL INFORMATION

Toro Venture Inc.

(A Nevada Corporation)

Balance Sheet

March 31, 2008

(Unaudited- Prepared by Managment)

(With Comparative Figures at June 30, 2007)

(Expressed in US Dollars)

	March 31	June 30
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$69,555	$958
Total Current Assets	69,555	958

Investment in Franchise	25,000	25,000
Accumulated Amortization	(6,875)	(5,000)
	18,125	20,000

Interest in Oil and Gas Properties (Note 4)	250,000	-

Total Assets	$337,680	$20,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$16,545	$17,079
Total Current Liabilities	16,545	17,079

Shareholder Loan (Note 8)	35,951	25,291
Total Liabilities	51,936	42,370

SHAREHOLDERS' EQUITY (DEFICIT)
Stockholders' Equity (Deficit)
Capital Stock (Note 6)
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
6,070,000 common shares at par value	6,070	5,845
Additional paid in capital	503,930	54,155
Deficit, accumulated during the exploration stage	(224,256)	(81,412)
Total Stockholders' Equity (Deficit)	285,744	(21,412)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$337,680	$20,958

Approved on Behalf of the Board
"Frederick Graham", Director and Chief Executive Officer

See Accompanying Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception Date of
	Three Months	Three Months	Nine Months	April 11
	Ended	Ended	Ended	2005 to
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2008
General and Administrative Expenses
Professional Fees	124,340	-	127,680	165,645
Facilities Costs	3,000	3,000	9,000	36,000
Management Fees	4,111	-	4,111	13,611
Amortization	625	625	1,875	6,875
Regulatory and Transfer Agent Fees	-	375	-	1,545
Bank Charges and Interest	101	33	179	581
Total Expenses	132,176	4,033	142,845	224,256

Net Profit (Loss) for the Period	(132,176)	(4,033)	(142,845)	(224,256)

Net Loss per Share
Basic Weighted Average Loss Per Share	0.00	0.00
Fully Diluted Weighted Average Loss Per Share	0.00	0.00

Weighted Average Number of Shares (Basic and Diluted)	6,070,000	5,845,000

See Accompanying Notes

TORO VENTURES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception Date of
	Nine Months	April 11
	Ended	2005 to
	March 31,	March 31,
	2008	2008
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(142,845)	(224,256)
Adjustment for items not requiring the use of cash
Amortization Expense	1,875	6,875
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	(533)	16,545
Cash used for operating activities	(141,503)	(200,836)

Cash used in Investing Activities
Investment in Franchise	-	(25,000)
Investment in Oil and Gas Properties	(250,000)	(250,000)
Cash used for Investing Activities	(250,000)	(275,000)

Cash from Financing Activities
Issuance of Capital Stock	225	6,070
Paid-In Capital	449,775	503,930
Loan from Stockholder	10,100	35,391
Cash provided by financing activities	460,100	545,391

Cash increase (decrease) during the period	68,597	69,555

Cash, beginning of period	958	-
Cash, end of period	69,555	69,555

Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

See Accompanying notes

TORO VENTURES INC.
(A Nevada Corporation)
Statement of Stockholder's Equity (Deficiency)
For the Period Ended April 11, 2005 (Date of Incorporation) to March 31, 2008
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

	Number of		Additional	Retained	Total
	Common	Par	Paid-in	Earnings	Stockholders'
	Shares	Value	Capital	(Deficit)	Equity

Capital Stock Issued for Cash

- at $0.001	3,000,000	3,000	-	-	3,000
- at $0.01	2,500,000	2,500	22,500		25,000
- at $0.10	70,000	70	6,930		7,000

Shares issued for Investment in Franchise	275,000	275	24,725		25,000

Net loss for the period from date of inception to June 30, 2005				(9,562)	(9,562)
Balance, as at June 30, 2005	5,845,000	5,845	54,155	(9,562)	50,438

Net loss for the period ended June 30, 2006				(48,096)	(48,096)
Balance, as at June 30, 2006	5,845,000	5,845	54,155	(57,658)	2,342

Net loss for the period ended June 30, 2007				(23,754)	(23,754)
Balance, as at June 30, 2007	5,845,000	5,845	54,155	(81,412)	(21,412)

Net loss for the period ended September 30, 2007				(3,679)	(3,679)
Balance, as at September 30, 2007	5,845,000	5,845	54,155	(85,091)	(25,091)

Net loss for the period ended December 31, 2007				(6,989)	(6,989)
Balance, as at December 31, 2007	5,845,000	5,845	54,155	(92,080)	(32,080)

Capital Stock issued for Cash		225	449,775		450,000
- at $2.00

Net loss for the period ended March 31, 2008				(132,176)	(132,176)
Balance, as at March 31, 2008	6,070,000	6,070	503,930	(224,256)	285,744

See Accompanying Notes

TORO VENTURES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

(Expressed in USA Dollars)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

1. INCORPORATION AND OPERATING ACTIVITIES

Toro Ventures Inc. was incorporated on 11 April 2005, under the laws of the State of Nevada,

U.S.A. Operations, as a development stage company started on that date, i.e., 11 April 2005.

The Company is in the development stage and through joint ventures is in the process of exploring its oil and gas properties located in the U.S.A. The recoverability of amounts shown for oil and gas properties are dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the properties, the ability of the Company to obtain necessary finances to complete the development and upon future profitable production or proceeds from the disposition thereof.

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximate their fair values. These financial statements include cash, investment in franchise, oil and gas properties, accounts payable and accrued liabilities and loan from shareholder. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

The investment in a franchise is stated at cost less accumulated amortization. Amortization is recorded on straight-line basis over the period of benefit which is considered to be the asset's finite life of ten years.

Future Income Taxes

The company recognizes income taxes using an asset and liability approach. Future income tax assets and liabilities are computed annually for differences between the financial statements and bases using enacted tax laws and rates applicable to the periods in which the differences are expressed to affect taxable income.

Year end and Comparative Figures

The Company has adopted June 30 as its fiscal year end. These unaudited financial statements should read in conjunction with the Company's audited financial statements for the year ended June 30, 2007

3. GOING CONCERN

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

The sole officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

4. INTEREST IN OIL AND GAS PROPERTIES

a) By a letter of intent dated March 1, 2008, the Company agreed to acquire a 60% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $450,000.

b) By a turnkey agreement effectively dated March 29, 2008, the Company acquired a 60% working interest in an oil and gas leases known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000.

5. INVESTMENT IN FRANCHISE

On May 15, 2005, the company entered into an agreement with a Canadian company to acquire the right to establish franchise outlets in parts of the People's Republic of China. The agreement is for 10 years with an option to renew for an additional 10 years after the termination of the initial term. The consideration given for the Right is 275,000 common shares. In addition a 5% royalty is to be paid on all outlet gross sales to the franchisers along with 3% advertising royalty on all outlet gross sales.

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
	March 31, 2008	June 30, 2007
Investment In Franchise	25,000	25,000
Accumulated Amortization	6,875	5,000
	18,125	20,000

6. CAPITAL STOCK

Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 6,070,000 common shares at varying subscription prices.

	SHARES
	#	$
For cash	5,795,000	$485,000
For acquisition of franchise	275,000	$25,000
Balance, as of March 31, 2008	6,070,000	$510,000

Although the shares have not been certificated, the By-Laws of the Company treats all uncertificated shares as certificated.

7. INCOME TAXES

The Company has tax losses of $224,256 which may be applied against future taxable income. The Company has not recorded a corresponding future tax asset.

8. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

A shareholder has loaned the company $35,391, without interest and fixed term of repayment. The loan is unsecured.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended March 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Overview

The Company is an exploration stage company engaged in the acquisition and exploration of gas and oil properties. The Company is attempting to acquire interests in the properties and working interests in the production owned by established oil and gas production companies, whether public or private, in the United States oil producing areas. The Company will ensure that the production in which it invests is operated to internationally accepted standards.

The Company intends to continue to acquire high quality oil and gas properties. The Company sees significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields that have a long history of production. The Company will also explore low-risk development drilling and work-over opportunities with experienced, strong operators. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

Results of Operations

The Company experienced general and administration expenses of $132,176 for the quarter ended March 31, 2008, compared to $4,033 for the quarter ended March 31, 2007. The majority of the expenses were related to professional fees incurred by the Company, which totaled $124,340 for the quarter.

For the quarter ended March 31, 2008, the company experienced a net loss of $132,176, and of the period  from April 11, 2005 (Inception) to March 31, 2008, the company experienced a net loss of $224,256.

Liquidity and Capital Resources

During the three month period ended March 31, 2008, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of March 31, 2008, the Company has cash on hand in the amount of $69,555. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our sole officer and director have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 14, 2008

May 14, 2008	/s/ "Frederick Graham"
Mr. Frederick Graham, President