Form 10KSB
period 2008-06-30
Toro Ventures Inc.
filed 2008-09-26
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended June 30th, 2008

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

1100 Dexter Ave. N., Suite 100, Seattle, WA 98109

----------------------------------------------------------

(Address of principal executive office)

206-273-7850

----------------------------------

(Issuer's telephone number)

2820 Elliot Ave., Suite 106, Seattle, WA, 98121

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of September 25 is $3,910,938.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of September 25, there are 6,128,750 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

TORO VENTURES INC.

FORM 10-KSB

For the Fiscal Year ended June 30, 2008

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

PART I

Item 1.    Description of Business

Toro Ventures Inc. is in the acquisition and exploration of oil and gas properties. Toro Ventures Inc. was incorporated in the state of Nevada on April 11, 2005. Our principal office is located at 1100 Dexter Ave. N., Suite 100, Seattle, WA 98109. Our telephone number is (206) 273-7850.

Business

Our business strategy is to acquire interest in the properties of, and working interests in the production owned by, established oil and gas production companies, whether public or private, in the United States oil producing areas. We believe such opportunities exist in the United States. We also believe that these opportunities have considerable future potential for the development of additional oil reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration.

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily properties which have "proven producing and proven undeveloped reserves." We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

Competition

Toro Ventures Inc. operates in a highly competitive environment. We compete with major and independent oil and natural gas companies, many of whom have financial and other resources substantially in excess of those available to us. These competitors may be better positioned to take advantage of industry opportunities and to withstand changes affecting the industry, such as fluctuations in oil and natural gas prices and production, the availability of alternative energy sources and the application of government regulation.

Compliance with Government Regulation

The availability of a market for future oil and gas production from possible U.S. assets will depend upon numerous factors beyond our control. These factors may include, amongst others, regulation of oil and natural gas production, regulations governing environmental quality and pollution control, and the effects of regulation on the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. These regulations generally are intended to prevent waste of oil and natural gas and control contamination of the environment.

We expect that our sales of crude oil and other hydrocarbon liquids from our future U.S.-based production will not be regulated and will be made at market prices. However, the price we would receive from the sale of these products may be affected by the cost of transporting the products to market via pipeline and marine transport.

Environmental Regulations

Our U.S. assets could be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, craterings, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

In accordance with customary industry practices, we expect to maintain insurance against some, but not all, of such risks and losses. There can be no assurance that any insurance we obtain would be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations.

Pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our future financial condition. If we were unable to obtain adequate insurance, we could be forced to participate in all of our activities on a non-operated basis, which would limit our ability to control the risks associated with oil and natural gas operations.

Employees

We currently do not have any other employees other than the Toro's sole officer and director.

Item 2:    Description of Property

Corporate Office

The Company's headquarters and executive offices are located at 1100 Dexter Ave. N., Suite 100, Seattle, Washington. Our telephone number is (206) 273-7850. Our office space is currently rented on a month to month basis.

Oil and Gas Interests

By a letter of intent dated March 26, 2008, the Company acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500. The funding for this acquisition was derived from a private placement of 33,750 shares of our common stock.

By a turnkey agreement effectively dated March 29, 2008, the Company acquired a 60% working interest in an oil and gas leases known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000. The funding for this acquisition was derived from a private placement of 250,000 shares of our common stock.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Toro Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2008.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for the Common Stock

Our common stock is traded on the OTC Bulletin Board and is quoted under the symbol "TORO.OB." The following quotations were obtained from Yahoo Finance and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in our stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated (as adjusted for stock splits):

Period	Bid Prices
	High	Low
Quarter Ending June 30, 2008	$2.35	$1.56
Quarter Ending March 31, 2008	$2.40	1.50

As of June 30, 2008, there were approximately 14 stockholders of record of the Company's Common Stock.

Dividends

Our dividend policy for holders of common stock is to retain earnings to support the expansion of operations through organic growth or by strategic acquisitions. We have not previously paid any cash dividends, and we do not intend to pay cash dividends in the near future. Any future cash dividends will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

Recent Issuances of Unregistered Securities

From February through March 2008 pursuant to a $500,000 equity private placement, the Company issued a total of 250,000 shares to a group of accredited investors of restricted Common Stock at an average value of $2.00 per share. The funds raised were used to acquire Toro's 60% interest of the Crown Oil & Gas Lease in Pottowatomie County, Oklahoma. The Company is relying on exemption from registration pursuant to Regulation S of the Securities Act of 1933.

In May 2008 pursuant to a $67,500 equity private placement, the Company issued a total of 33,750 shares to a group of accredited investors of restricted Common Stock at an average value of $2.00 per share. The funds raised were used to acquire Toro's 15% interest of the Quinlan #3 Oil & Gas Lease in Pottowatomie County, Oklahoma. The Company is relying on exemption from registration pursuant to Regulation S of the Securities Act of 1933.

The common stock issued by the Company was not registered under the Securities Act of 1933, and cannot be resold or distributed absent registration unless an exemption from the registration requirement is applicable, such as Rule 144. Under Rule 144, the restricted stock may be sold in the public market if the requirements of the Rule are satisfied.

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

Overview

We intend to continue to acquire high quality oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States. We see significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields that have a long history of production. We will also explore low-risk development drilling and work-over opportunities with experienced, strong operators. We will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in acquiring oil and/or gas assets that result in profitable operations.

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that we will require funding over the next twelve months to continue our operation. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2008.

Our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

Results of Operations

Revenues

We did not earn any revenues during the fiscal period end June 30, 2008, nor has the Company earned any revenues since its inception date of April 11, 2005.

General & Administrative Expenses

General and administrative expenses totaled $189,551 for the fiscal period ended June 30, 2008, compared to general and administrative expenses of $23,754 for the fiscal period ended June 30, 2007. General and administrative expenses incurred during the fiscal period ended June 30, 2008 is largely attributed to professional fees incurred in identifying and assessing potential oil and natural gas properties.

We experienced a net loss of $189,551 for the fiscal period ended June 30, 2008, compared to a net loss of $23,754 for the fiscal period ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash of $21,809. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Fazaari + Partners, Chartered Accountants, LLP for the fiscal period ended June 30, 2008 and for the fiscal year ended 2007. There have been no changes in or disagreements with Fazzari + Partners, Chartered Accountants, LLP on accounting and financial disclosure matters at any time.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Frederick Graham Jr.	53	President, Principal Executive Officer, Principal Financial Officer,, Secretary Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Mr. Graham has a strong track record of guiding startup companies through angel financing to mezzanine levels. He has over 25 years of experience working in a management role in early stage companies. Some of his experiences include co-founding and leading a junior Paper Recycling Company in downtown Chicago to be a supplier for Waste Management, Inc and negotiated a 55-ton per day contract with Bergstrom papers. Mr. Graham also successfully led a turnaround of a $50 million Washington Real Estate group out of Chapter 11 securing investment through Hong Kong.

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending June 30, 2008, Form 3 reports were not timely filed by Mr. Yan Liu, a 10% beneficial owner.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Frederick Graham Jr.	2008	8,000	0	0	0	0	0	0
President, Treasurer, Secretary, and Director

Yan Liu	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

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

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of June 30, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 6,128,750 Shares of Common Stock issued and outstanding as of June 30, 2008. Addresses for all of the individuals listed in the table below are c/o Toro Ventures, Inc., 1100 Dexter Ave. N., Suite 100, Seattle, WA, 98109..

Name of Beneficial Owner	Title of Class	Direct Amount of Beneficial Owner	Percent of Class
Yan Liu	Common Stock	3,000,000	48.9%

As of June 30, 2008, none of our directors or named executive officers owned any shares of our common stock.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 3,000,000 shares of common stock to Yan Liu, the Company's former president and a former member of the board of directors, in consideration of $3,000.

We issued 275,000 shares of common stock to Big On Burgers Restaurant in May 2005, in consideration for the rights to the Big On Burgers franchise.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on August 15, 2005)

3.2*                                         Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on August 15, 2005)

10.1*                                       Master Franchise Agreement (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on August 15, 2005)

14                                            Code of Ethics

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

2007 - $10,250       Fazzari + Partners, Chartered Accountants

2006 - $8,500       Fazzari + Partners, Chartered Accountants

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2007 - $0               Fazzari + Partners, Chartered Accountants

2006 - $0               Fazzari + Partners, Chartered Accountants

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0                 Fazzari + Partners, Chartered Accountants

2006 - $0                 Fazzari + Partners, Chartered Accountants

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0                  Fazzari + Partners, Chartered Accountants.

2006 - $0                  Fazzari + Partners, Chartered Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of September, 2008

Toro Ventures Inc.

(Registrant)

By: /s/ Frederick Graham Jr.

Frederick Graham Jr.

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Frederick Graham Jr.	President, CEO,CFO, Secretary, Treasurer and Director	September 26, 2008
Frederick Graham Jr.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet for the years ended June 30, 2008 and 2007                                            F-2

Statement of Operations for the years ended June 30, 2008 and 2007                            F-3

Statement of Cash Flows for the years ended June 30, 2008 and 2007                            F-4

Statement of Shareholder's Equity                                                                                    F-5

Notes to Financial Statement                                                                                            F-6

Report of Independent Registered Public Accounting Firm

September 26, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of: Toro Ventures Inc.

We have audited the accompanying balance sheet of Toro Ventures Inc. as at June 30, 2008 and the statements of stockholders' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2008 and the results of its operations and cash flows for the year then ended, in conformity with the accounting principals generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The comparative figures were reported on by another accounting firm.

FAZZARI + PARTNERS LLP

Charted Accountants

Licensed Public Accountants

TORO VENTURES INC.

FINANCIAL STATEMENTS

FOR THE FISCAL PERIOD ENDED JUNE 30, 2008

Toro Ventures Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	June 30, 2008 ($)	June 30, 2007 ($)
ASSETS
Current Assets
Cash	21,809	958
Subscription Due	50,000	-

Investment in Franchise	25,000	25,000
Accumulated Depreciation	(7,500)	(5,000)
	17,500	20,000

Interest in Oil and Gas Properties (Note 4)	317,500	-
TOTAL ASSETS	406,809	20,958

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	14,880	17,079
Total Current Liabilities	14,880	17,079

Loan From Shareholder	35,391	25,291
Total Liabilities	50,271	42,370

Stockholders' Equity
Capital Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
6,128,750 common shares at par value (See Note 6)	6,129	5,845
(2007: 5,845,000 common shares at par value of $0.001 per share)
Additional paid in capital	621,371	54,155
Deficit, accumulated during the exploration stage	(270,963)	(31,412)
Total Stockholders' Equity	356,541	(21,412)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	406,809	20,958

Approved on behalf of the Board
"Frederick Graham", Director and Chief Executive Officer
See Accompanying Notes

Toro Ventures Inc.

(A Development Stage Company)

Statement of Operations and Deficit

(Expressed in US dollars)

	Cumulative From Date of Inception on April 11, 2005 to June 30, 2008	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
General and Administrative Expenses
Regulatory and Transfer Agent Fees	1,730	185	600
Management Fees	29,200	19,700	-
Professional Fees	187,897	149,931	8,500
Rent	43,899	16,899	12,000
Amortization	7,500	2,500	2,500
Bank Service Charges and Interest	737	337	154
	270,963	189,551	23,754

Net Loss for the Period	(270,963)	(189,551)	(23,754)

Net Profit (Loss) per Common Share		$(0.00)	$ (0.00)
Basic weighted average loss per share		$(0.00)	$(0.00)
Fully diluted weighted average loss per share		$(0.00)	$(0.00)
Basic and fully diluted weighted average number of shares		6,128,750	5,845,000

See Accompanying Notes

Toro Ventures Inc.

(A Development Stage Company)

Statement of Cash Flows

(Expressed in US Dollars)

	Cumulative From Date of Inception on April 11, 2005 to June 30, 2008	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
Cash Provided by (Used for)
Operating Activities
Net Loss for the Period	(270,963)	(189,551)	(23,754)
Changes in non-cash working capital items
Amortization	7,500	2,500	2,500
Increase in Subscription Receivable	(50,000)	(50,000)	-
Accounts Payable and Accrued Liabilities	14,880	(2,198)	3,500
Cash Used for operating activities	(298,582)	(239,249)	(17,754)

Cash Used in Investing Activities
Investment in Franchise	(25,000)	-	-
Investment in Oil and Gas Properties	(317,500)	(317,500)	-
Cash used in investing activities	(342,500)	(317,500)	-

Cash from Financing Activities
Issuance of Capital Stock	6,129	284	17,500
Additional paid in Capital	621,371	567,216	-
Loan from Shareholder	35,391	10,100	-
Total Funds from financing activities	662,891	577,600	17,500

Cash Increased (Decreased)
during the year	21,809	20,851	(254)

Cash, Beginning of Period	-	958	1,212
Cash, End of Period	21,809	21,809	958

Supplementary Cash Flow Information
Interest Paid	-	-	-
Income Tax Paid	-	-	-
See Accompanying Notes

Toro Ventures Inc.

(A Development Stage Company)

Statement of Changes in Shareholders' Equity and

Comprehensive Income

(Expressed in US dollars)

	Number of Common Shares	Par Value	Additional Paid-In-Capital	Deficit Accumulated	Total Stockholders Equity (Deficit)

Capital Stock Issued for Cash
- at $0.001	3,000,000	3,000	-		3,000
- at $0.01	2,500,000	2,500	22,500		25,000
- at $0.10	70,000	70	6,930		7,000

Shares Issued for Investment in Franchise	275,000	275	24,725		25,000

Net Loss for the period from date of inception on April 11, 2005 to June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005.	5,845,000	5,845	54,155	(9,562)	50,438

Net Loss for the year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,845	54,155	(57,658)	2,342

Net Loss for the year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	5,845,000	5,845	54,155	(81,412)	(21,412)

Capital Stock Issued for Cash
- at $2.00	283,750	284	567,216

Net Loss for the period June 30, 2008				(189,551)	(189,551)
Balance June 30, 2008	6,128,750	6,129	621,371	(270,963)	356,537

See Accompanying Notes

Toro Ventures Inc.

(A Nevada Corporation)

Notes to Financial Statements

Fiscal Year Ended June 30, 2008

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximate their fair values. These financial statements include cash, investment in franchise, oil and gas properties, accounts payable and accrued liabilities and a loan from shareholder. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Year end and Comparative Figures

The Company has adopted June 30 as its fiscal year end. The unaudited financial statements should read in conjunction with the Company's audited financial statements for the year ended June 30, 2008

3. GOING CONCERN

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

4. INTEREST IN OIL AND GAS PROPERTIES

a) By a letter of intent dated March 26, 2008, the Company acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500.

b) By a turnkey agreement effectively dated March 29, 2008, the Company acquired a 60% working interest in an oil and gas lease known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000.

5. INVESTMENT IN FRANCHISE

On May 15, 2005, the company entered into an agreement with a Canadian company to acquire the right to establish franchise outlets in parts of the People's Republic of China. The agreement is for 10 years with an option to renew for an additional 10 years after the termination of the initial term. The consideration given for the Right is 275,000 common shares. In addition a 5% royalty is to be paid on all outlet gross sales to the franchisors along with 3% advertising royalty on all outlet gross sales.

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

	June 30, 2008	June 30, 2007
Investment In Franchise	25,000	25,000
Accumulated Amortization	7,500	5,000
	17,500	20,000

6. CAPITAL STOCK

Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 6,128,750 common shares at varying subscription prices.

	SHARES
	#	$
For cash	5,853,750	$552,500
For acquisition of franchise	275,000	$25,000
Balance, as of June 30, 2008	6,128,750	$557,500

Although the shares have not been certificated, the By-Laws of the Company treat all uncertificated shares as certificated.

7. INCOME TAXES

The Company has tax losses of $279,963 which may be applied against future taxable income. The Company has not recorded a corresponding future tax asset.

8. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

A shareholder has loaned the company $35,391, without interest and fixed term of repayment. The loan is unsecured.