Form 10-Q
period 2008-09-30
Toro Ventures Inc.
filed 2008-12-22
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51974

TORO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14000 Tahiti Way, #302, Marina Del Ray, CA	90202
(Address of principal executive offices)	(Zip Code)

604-689-1022
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,128,750 common shares issued and outstanding as of December 19, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended September 30, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Toro Venture Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	June 30
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$1,335	$21,809
Accounts Receivable	14,295	-
Subscription Receivable	50,000	50,000
Total Current Assets	65,630	71,809

Investment in Franchise	-	25,000
Accumulated Amortization	-	(7,500)
	-	17,500

Interest in Oil and Gas Properties (Note 4)	317,500	317,500

Total Assets	$383,130	$406,809
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$15,396	$14,880
Total Current Liabilities	15,396	14,880

Shareholder Loan (Note 6)	85,391	35,391
Total Liabilities	$100,787	$50,271
SHAREHOLDERS' EQUITY
Stockholders' Equity
Capital Stock (Note 5)
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
6,128,750 common shares at par value	6,129	6,129
Additional paid in capital	621,371	621,371
Deficit, accumulated during the exploration stage	(345,157)	(270,962)
Total Stockholders' Equity (Deficit)	282,343	356,538

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	383,130	406,809

Approved on Behalf of the Board
" Gregory Rotelli ",
Director and Chief Executive Officer

See Accompanying Notes

TORO VENTURES INC.
(A Development Stage Company)
Statements of Operations and Deficit
(Unaudited)

	Cumulative from Date of
	Inception on April 11	Three Months	Three Months
	2005 to	Ended	Ended
	September 30,	September 30,	September 30,
	2008	2008	2007
Oil & Gas Revenues	14,295	14,295	-
Total Revenues	14,295	14,295	-
General and Administrative Expenses
Regulatory and Transfer Agent Fees	2,380	650	-
Management Fees	38,843	10,642	-
Professional Fees	246,538	58,641	-
Rent	45,908	110	3,000
Amortization	8,125	625	625
Impairment Expense	16,875	16,875	-
Bank Charges and Interest	782	45	54
Total General and Administrative Expenses	359,451	88,489	3,679

Net (Loss) for the Period	(345,157)	(74,195)	(3,679)

Net Loss per Share
Basic Weighted Average Loss Per Share		0.00	0.00
Fully Diluted Weighted Average Loss Per Share		0.00	0.00

Weighted Average Number of Shares (Basic and		6,128,750	5,845,000
Diluted)

See Accompanying Notes

TORO VENTURES INC.
(A Nevada Corporation)
Statements of Cash Flows
(Unaudited)

	Cumulative from Date of
	Inception on April 11	Three Months	Three Months
	2005 to	Ended	Ended
	September 30,	September 30,	September 30,
	2008	2008	2007
Cash Provided by (Used for)

Operating Activities
Net Profit (Loss) for the period	(345,157)	(74,195)	(3,679)
Adjustment for items not requiring the use of cash
Amortization Expense	8,125	625	625
Write off Franchise Cost	16,875	16,875
Changes in non-cash working capital items
Accounts Receivable	(14,295)	(14,295)	-
Subscription Receivable	(50,000)	-	-

Accounts Payable and Accrued Liabilities	15,396	516	500

Cash used for operating activities	(369,056)	(70,474)	(2,554)

Cash used in Investing Activities
Investment in Franchise	(25,000)	-	-
Investment in Oil and Gas Properties	(317,500)	-	-
Cash used for Investing Activities	(342,500)	-	-

Cash from Financing Activities

Issuance of Capital Stock	6,129	-	-
Paid-In Capital	621,371	-	-
Loan from Stockholder	85,391	50,000	2,500

Cash provided by financing activities	712,891	50,000	2,500

Cash increase (decrease) during the period	1,335	(20,474)	(54)

Cash, beginning of period	-	21,809	958

Cash, end of period	1,335	1,335	904

Supplementary Information
Interest Paid	-		-
Income Taxes Paid	-		-

See Accompanying Notes

Toro Ventures Inc.
(A Nevada Corporation)
Notes to Financial Statements
For the Three Months Ended September 30, 2008
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from oil and gas production is recorded using the sales method net of royalties and net profits interests.

The Company's oil and gas production is sold under market sensitive or spot price contracts. Oil and gas sales to High Sierra Crude Oil & Market, LLC of $14,295 in the three months ended September 30, 2008 accounted for 100% of total oil and gas sales. The Company's accounts receivable are primarily due from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company's exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into USA dollars at the period end exchange rate, non-monetary assets are translated at historical exchange rates and all income and expenses are translated at average exchange rates prevailing during the period. Foreign currency translation adjustments are included in income.

Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

Disclosure About Fair Value of Financial Instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2008 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. Financial instruments include cash, accounts receivable, accounts payable, and loans from shareholder.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Oil and Gas Properties

Toro Ventures Inc.
(A Nevada Corporation)
Notes to Financial Statements
For the Three Months Ended September 30, 2008
(Expressed in U.S. Dollars)

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed annually to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Future net cash flows from proved reserves using period-end, non-escalated prices and costs are discounted to present value and compared to the carrying value of oil and gas properties.

Where properties are disposed of, the sale proceeds are, firstly, applied as a recovery of property acquisition costs, and secondly, as a gain or loss recorded in current operations.

Asset Retirement Obligations

The Company recognizes the estimated fair value of legal obligations associated with the retirement of petroleum and natural gas properties in the period in which they are incurred. The obligation is recorded as a liability with a corresponding increase in the carrying amount of petroleum and natural gas interests. The incremental capitalized amount will be depleted on a unit-of-production basis over the life of the proved reserves of each interest. The obligation is increased each period, or accretes, due to the passage of time and is recorded in the statement of operations. Revisions to the estimated fair value would result in an adjustment to the obligation and carrying amount of the petroleum and natural gas interests. As at September 30, 2008, the Company does not have any asset retirement obligations.

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

During the three months ended September 30, 2008, the Company determined the investment in franchise had become impaired and therefore wrote down the investment in franchise to zero. The Company recorded an impairment expense of $16,875.

Toro Ventures Inc.
(A Nevada Corporation)
Notes to Financial Statements
For the Three Months Ended September 30, 2008
(Expressed in U.S. Dollars)

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Year end and Comparative Figures

The Company has adopted June 30 as its fiscal year end. The unaudited financial statements should read in conjunction with the Company's audited financial statements for the year ended June 30, 2008

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159, permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial condition or results of operations.

In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB statement No. 157 ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

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

Toro Ventures Inc.
(A Nevada Corporation)
Notes to Financial Statements
For the Three Months Ended September 30, 2008
(Expressed in U.S. Dollars)

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

During the three months ended September 30, 2008, the Company wrote down the investment in franchise to zero. The Company recorded impairment expense of $16,875.

6. CAPITAL STOCK

Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 6,128,750 common shares at varying subscription prices.

	SHARES
	#	$
For cash	5,853,750	$552,500
For acquisition of franchise	275,000	$25,000
Balance, as of June 30, 2008	6,128,750	$577,500

Although the shares have not been certificated, the By-Laws of the Company treat all uncertificated shares as certificated.

7. INCOME TAXES

The Company has tax losses of $323,582 which may be applied against future taxable income. The Company has not recorded a corresponding future tax asset.

8. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

A shareholder has loaned the company $85,391, without interest and fixed term of repayment. The loan is unsecured.

9. COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month to month basis at a rate of $300 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Toro" mean Toro Ventures Inc., unless otherwise indicated.

General Overview

We were incorporated pursuant to the laws of the State of Nevada on April 11, 2005 under the name Toro Ventures Inc. We were initially in the fast food services industry.

The address of our principal executive office is Suite 100, 1100 Dexter Ave. N., Seattle, WA, 98109. Our telephone number is 206.273.7850.

Our common shares became listed on the OTC Bulletin Board on July 12, 2007, under the symbol “TORO”. Prior to this date, there was no public market for our common shares.

We were not successful in implementing our business plan as fast food services business. As management of our company investigated opportunities and challenges in the business of being a fast food services company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. As a result, we investigated several other business opportunities to enhance shareholder value, and focused on the oil and gas industry.

On March 26, 2008, we acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500.

By a turnkey agreement dated March 29, 2008, we acquired a 60% working interest in an oil and gas lease known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000.

We are an exploration stage oil and gas company engaged in the exploration for oil and gas in Oklahoma.

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

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing the labor of our directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that we will require funding over the next twelve months to continue our operation. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2009.

Our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2009.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Results of Operations – Three Months Ended September 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2008, which are included herein.

Our operating results for the three months ended September 30, 2008, for the three months ended September 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007	Change Between Three Month Period Ended September 30, 2008 and September 30, 2007
Revenue	$14,295	$	Nil	$14,295
Regulatory and Transfer Agent Fees	650		Nil	650
Management Fees	10,642		Nil	10,642
Professional Fees	58,641		Nil	58,641
Rent	110		3,000	(2,890)
Amortization	625		625	Nil
Net loss	(74,195)		(3,679)	(70,516)

We recorded total revenues of $14,295 for the three month period ended September 30, 2008 and total revenues of $0 during the comparable period in 2007. The increase in revenues in 2008 can be attributed to the initiation of oil and gas production and sales from the Crown and Quinlan lease we have a working interest in.

Our accumulated losses increased to $345,157 as of September 30, 2008. Our financial statements report a net loss of $74,195 for the three month period ended September 30, 2008 compared to a net loss of $3,679 for the three month period ended September 30, 2007. General and administrative expenses for the three month period ended September 30, 2008 were $88,489 versus $3,679 for the same period in 2007. This increase in 2008 can be attributed to an increase in professional fees incurred for consulting fees paid for geological and economic analysis work rendered on the oil and gas leases we have a working interest in and an impairment loss in its investment in franchise.

From May 2nd, 2008 to September 30, 2008, the Crown Oil and Gas Lease #1 and #3 have produced and sold in aggregate 219.72 barrels of oil. The average daily production from the Crown Oil and Gas Lease #1 and #3 from May 2nd, 2008 to September 30, 2008 is 1.46 barrels of oil per day. From our 60% working interest in the Crown Oil and Gas Lease #1 and #3, we retained 103 barrels of oil, inclusive of land royalties and state taxes. The production and sale of these 103 barrels of oil translated to revenues of $11,447 for our company. The average daily production of 1.46 barrels of oil represents a substantial decrease from initial projected production estimates provided by Nitro Petroleum Inc., the operator of the Crown Lease, and production figures stated in our previous press releases. The variance in average daily production figures from initial projected production figures is due to down time experienced on the Crown lease because of excess salt water that needed to be pumped out of the wells and theft on the lease, which resulted in a loss of 160-180 barrels of oil. As of September 30, 2008, the Crown lease has not sold any production of natural gas.

From June 12th, 2008 to September 30, 2008, the Quinlan Lease #3 has produced and sold in aggregate 218.98 barrels of oil. The average daily production from the Quinlan #3 lease from June 12th, 2008 to September 30, 2008 is 1.99 barrels of oil per day. From our 15% working interest in the Quinlan Lease #3, we retained 25 barrels of oil, inclusive of land royalties and state taxes. The production and sale of these 25 barrels of oil translated to revenues of $2,847 for our company. The average daily production of 1.99 barrels of oil represents a decrease from initial projected production estimates provided by Nitro Petroleum Inc., the operator of the Crown Lease, and production figures stated in our previous press releases. The variance in average daily production figures from initial projected production figures is due to down time experienced on the Quinlan lease because of unexpected equipment changes due to a mechanical malfunction.

Liquidity and Financial Condition

Working Capital

	At	At
	September	June
	30,	30,
	2008	2008
Current assets	$69,555	$71,809
Current liabilities	15,396	14,880
Working capital	$50,234	$56,929

Cash Flows

	Three Months Ended
	September	September
	30, 2008	30, 2007
Cash flows used in operating activities	$(70,474)	$(2,554)
Cash flows used in investing activities	Nil	Nil
Cash flows provided by financing activities	50,000	2,500
Net increase (decrease) in cash during period	$(20,474)	$(54)

At September 30, 2008, we had a working capital surplus of $50,234 compared to a working capital surplus of $56,929 for as at June 30, 2008.

At September 30, 2008, our total assets were $383,130, of which $1,335 consisted of cash, $14,295 consisted of accounts receivable, $50,000 consisted of subscriptions receivable and $317,500 consisted of interests in oil and gas properties.

At September 30, 2008, our total liabilities were $100,787, of which $15,396 consisted of accounts payable and accrued liabilities and $85,391 consisted of shareholder loans.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and/or raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

The continuation of our business is dependent upon us raising additional financial support and/or attaining and maintaining profitable levels of internally generated revenue. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Revenue Recognition

Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from oil and gas production is recorded using the sales method net of royalties and net profits interests.

The Company's oil and gas production is sold under market sensitive or spot price contracts. Oil and gas sales to High Sierra Crude Oil & Market, LLC of $14,295 in the three months ended September 30, 2008 accounted for 100% of total oil and gas sales. The Company's accounts receivable are primarily due from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company's exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into USA dollars at the period end exchange rate, non-monetary assets are translated at historical exchange rates and all income and expenses are translated at average exchange rates prevailing during the period. Foreign currency translation adjustments are included in income.

Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

Disclosure About Fair Value of Financial Instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2008 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. Financial instruments include cash, accounts receivable, accounts payable, and loans from shareholder.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed annually to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Future net cash flows from proved reserves using period-end, non-escalated prices and costs are discounted to present value and compared to the carrying value of oil and gas properties.

Where properties are disposed of, the sale proceeds are, firstly, applied as a recovery of property acquisition costs, and secondly, as a gain or loss recorded in current operations.

Asset Retirement Obligations

The Company recognizes the estimated fair value of legal obligations associated with the retirement of petroleum and natural gas properties in the period in which they are incurred. The obligation is recorded as a liability with a corresponding increase in the carrying amount of petroleum and natural gas interests. The incremental capitalized amount will be depleted on a unit-of-production basis over the life of the proved reserves of each interest. The obligation is increased each period, or accretes, due to the passage of time and is recorded in the statement of operations. Revisions to the estimated fair value would result in an adjustment to the obligation and carrying amount of the petroleum and natural gas interests. As at September 30, 2008, the Company does not have any asset retirement obligations.

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

During the three months ended September 30, 2008, the Company determined the investment in franchise had become impaired and therefore wrote down the investment in franchise to zero. The Company recorded an impairment expense of $16,875.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159, permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial condition or results of operations.

In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB statement No. 157 ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

As of September 30, 2008, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to some deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our current principal executive officer, principal financial officer and principal accounting officer in connection with the review of our financial statements as of September 30, 2008.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an affect on our company's financial results.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when the activity level in our company increase to justifying have such positions. We will also be preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our company if personnel turn over issues within the department occur. This will greatly decrease any control and procedure issues the company may encounter in the future.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Prospective investors should consider carefully the risk factors set out below.

Because the operator for our oil and gas leases has not been responsive to inquires from our company regarding production results and field reports, we may be unable to make adequate and timely public disclosure to investors.

We rely on the operator of our oil and gas leases to provide a detailed account and report of the status of the oil and gas leases. We utilize information provided by the operator to draft our press releases and public disclosure documents. If the operator fails to reply to our company’s general inquiries in a timely manner or the operator provides an inaccurate account of the status of the oil and gas leases, we will be unable to make adequate and timely disclosure of the status of the oil and gas leases to our shareholders.

In previous field reports provided by our company’s operator, we have discovered inconsistencies between the operator's reported production figures and actual production receipts received by our company. If we receive inconsistent or inaccurate results from the operator in the future, we will be unable to make adequate and timely disclosure of the status of the oil and gas leases to our shareholders

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated on April 11, 2005 and we have realized minimal revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to September 30, 2008 is $345,157. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to locate profitable oil & gas properties;

  our ability to generate revenues; and

  our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with identifying and reworking our existing and prospective oil & gas properties. As a result, we may not generate enough revenues to satisfy our expenses in the future. Failure to satisfy our expenses will cause us to suspend or cease activities.

Because our management only has limited technical training or experience in exploring for, starting, and operating an exploration program, management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

Our management has limited experience with exploring for, starting, and operating an oil and gas exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease activities which will result in the loss of your investment.

Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

Because our articles of incorporation authorize the issuance of 75,000,000 shares of common stock, an investor faces the risk of having their percentage ownership diluted in the future.

We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. These shares may also be issued without security holder approval and, if issued, may be granted voting powers, rights, and preferences that differ from and may be superior to those of the registered shares.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves, extract the reserves economically, and/or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations, which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and

"accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

As our properties are in the exploration and early development stage there can be no assurance that we will establish commercial discoveries and/or profitable production programs on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. There are other competitors that have operations in these areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Exploratory and development drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On December 18, 2008, Mr. Frederick Graham resigned as our president, secretary, treasurer and director. Immediately prior to Mr. Graham’s resignation, Mr. Yan Liu was appointed our president, secretary, treasurer and director. Mr. Yan Liu is a former director and officer of the company. Following his appointment, Mr. Yan Liu appointed Gregory Rotelli as our president, secretary, treasurer and director and provided his resignation.

Mr. Rotelli is has over 25 years experience in senior management for both public and early-stage private companies, including former Chief Operating Officer for Direct Stock Market, an online investment bank for emerging growth venture capital financing; Senior Vice President of Marketing for Systems Integrators, one of the largest technology systems companies for publishing in the world whose systems ran many of the major newspapers and news services including the Los Angeles Times, San Francisco Chronicle, Financial Times of London, Reuters World Wide Wire Services, Le Monde In Paris, Oftenposten in Norway, etc.; and Vice President of Marketing for US Search, the leading Internet provider for people search and background checks. His broad range of talent spans operational management, Internet development, oil and gas consulting, new media strategy and capital acquisition. Mr. Rotelli has advised and negotiated in both structured financings and early stage investment capital raising ranging up to a $150 million securitization. Mr. Rotelli has held lead positions in start-ups as well as with established public companies. Mr. Rotelli holds a BA degree in Classics from Brown University in Rhode Island in 1982. He was deemed a Distinguished Scholar at the RegentUniversity in Virginia, where he received his MBA in Marketing and Management in 1985. Mr. Rotelli serves on the boards of directors and strategic advisory boards of several technology, alternative energy and financial services companies.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
(10)	Material Contracts
10.1	Master Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
10.2	Turnkey Agreement between our company and Nitro Petroleum, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 26, 2008).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORO VENTURES INC.

By:	/s/ Gregory Rotelli
Gregory Rotelli
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
December 22, 2008