Form 10-Q
period 2008-12-31
Toro Ventures Inc.
filed 2013-06-18
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51974

TORO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 632, 22837 Pacific Coast Highway, Malibu, California	90265
(Address of principal executive offices)	(Zip Code)

310-887-6391
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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 16,095,000 common shares issued and outstanding as of June 10, 2013

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended December 31, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

4

Toro Ventures Inc. Balance Sheets

	December 31,	June 30,
	2008	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$—	$21,809
Accounts Receivable	14,295	—
Subscription Receivable	—	50,000
Total Current Assets	14,295	71,809
Other Assets
Investment in Franchise	—	25,000
Accumulated Amortization	—	(7,500)
Net Investment in Franchise	—	17,500
Interer in Oil and Gas Properties	317,500	317,500
	$331,795	$406,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$14,880
Note payable - related party	85,391	35,391
TOTAL CURRENT LIABILITIES	100,787	50,271

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	6,095	6,129
Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of December 31, 2008 and 6,128,750 common shares as of June 30, 2008.
Additional paid-in capital	575,405	621,371
Retained Earnings	(350,492)	(270,962)
TOTAL STOCKHOLDERS' EQUITY	231,008	356,538
	$331,795	$406,809

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statement of Operations

	Three Months Ended		Six Months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-08	31-Dec-07	31-Dec-08	31-Dec-07	31-Dec-08
OIL AND GAS REVENUES	$—	$—	$14,295	$—	$14,295
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	14,295	—	14,295

OPERATING EXPENSES
Regulatory and transfer agent fees	—	—	650	—	2,380
Management Fees	3,000	—	13,642	—	41,843
Professional Fees	—	3,309	59,542	3,339	246,538
Rent	2,335	—	2,446	3,000	48,243
Amortization	—	—	625	625	8,125
Impairment Charge	—	—	16,875	—	16,875
Bank Charges and Interest	—	—	45	24	783
Total Operating Expenses	5,335	3,309	93,825	6,988	364,787

INCOME (LOSS( BEFORE INCOME TAXES	(5,335)	(3,309)	(79,530)	(6,988)	(350,492)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET INCOME (LOSS)	$(5,335)	$(3,309)	$(79,530)	$(6,988)	$(350,492)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,128,750	6,095,000	6,128,750

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Operations
	Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-08	31-Dec-07	31-Dec-08
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(79,530)	$(6,988)	$(350,492)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	625	625	8,125
Expense charged to Contributed Surplus	4,000	—	—
Write-off of Franchise Fee	16,875	—	16,875
Shares issued for Properties	317,500	—	342,500
Increase (decrease) in
Accounts receivable	(14,295)	—	(14,295)
Subscriptions receivable	50,000	—	—
Accounts payable	516	4,931	15,396
Net Cash Provided (Used) by Operating Activities	295,691	(1,432)	18,109

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	—	—	(25,000)
Investment in Oil and Gas Properties	(317,500)	—	(317,500)
Net Cash Provided (Used) by Investing Activities	(317,500)	—	(342,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	(50,000)	—	239,000
Contributed Surplus	—	—	—
Loan from Shareholder	50,000	7,600	85,391
Net Cash Provided (Used) by Financing Activities	—	7,600	324,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,809)	6,168	—
CASH AND CASH EQUIVALENTS
Beginning	21,809	958	—
Ending	$—	$7,126	$—
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$—	$—	$342,500
Interest	$—	$—	$—
Taxes	$—	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended December 31, 2008
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Resource Properties - Company follows the successful efforts method of accounting for its oil and gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive are transferred to proved resource properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated resource properties, are charged to expense as incurred. Exploratory drilling costs are charged as expenses until it is determined that the company has proven oil and gas reserves.

Basis of Presentation -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

Use of Estimates - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2008 or June 30, 2008, respectively.

Asset Retirement Obligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at December 31, 2008 - $Nil and June 30, 2008 - $Nil.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended December 31, 2008
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes - Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the six months ended December 31, 2008, there was no stock based compensation.

Loss per Common Share- The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Fair Value of Financial Instruments- ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2008 and June 30, 2008

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended December 31, 2008
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement at December 31, 2008

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2008

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended December 31, 2008 and 2007

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended December 31, 2008
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. . The guidance in ASU 2013-02 is intended to provide guidance in the reclassification of Accumulated Other Comprehensive Income to net income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2012. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have yet been issued.

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

During the six months ended December 31, 2008, the Company wrote down the investment in franchise to zero. The Company recorded impairment expense of $16,875.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended December 31, 2008
(Expressed in U.S. Dollars)

6. CAPITAL STOCK

During the six months ended December 31, 2008, the Company did not receive the $50,000 subscription receivable and cancelled or reversed the issuance of 33,750 shares.

7. INCOME TAXES

The Company has tax losses of $350,492 which may be applied against future taxable income. The Company has not recorded a corresponding future tax asset.

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

Our unaudited financial statements prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

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

The address of our principal executive office is Suite 632, 22837 Pacific Coast Highway, Malibu, CA 90265. Our telephone number is 310-887-6391.

Our common shares became listed on the OTC Bulletin Board on July 12, 2008, under the symbol “TORO”. Prior to this date, there was no public market for our common shares.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2009.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended December 31, 2008, which are included herein.

	31-Dec-08	31-Dec-07	Difference	Ref
OIL AND GAS REVENUES	14,295	—	14,295	1

OPERATING EXPENSES
Regulatory and transfer agent fees	650	—	650
Management Fees	13,642	—	13,642	4
Professional Fees	59,542	3,339	56,203	2
Rent	2,446	3,000	(554)
Amortization	625	625	—
Impairment Charge	16,875	—	16,875	3
Bank Charges and Interest	45	24	21
Total Operating Expenses	93,825	6,988	86,837

Net Loss	(79,530)	(6,988)	(72,542)
14

1.	Revenues. We recorded total revenues of $14,295 for the six month period ended December 31, 2008 (YTD – 2009) and total revenues of $0 during the comparable period in 2007. The increase in revenues in YTD-2009 can be attributed to the initiation of oil and gas production and sales from the Crown and Quinlan lease we have a working interest in.
2.	Professional Fees. Consulting fees paid for geological and economic analysis work rendered on the oil and gas leases we have a working interest in and an impairment loss in its investment in franchise resulted in professional fees increasing $56,203 to $59,542 for YTD-2009 over $3,339 for YTD-2008.
3.	Impairment Charge. We wrote down our investment in the franchise business to $Nil, resulting in an impairment charge of $16,875.
4.	Management Fees. Our management fees increased to $13,642 during YTD-2009 as compared to $Nil in YTD-2008.

Our accumulated losses increased to $350,492 as of December 31, 2008. Our financial statements report a net loss of $79,530 for YTD -2009 compared to a net loss of $6,988 for YTD -2008.

During the three months ended December 31, 2008 (Q2-09), the Company incurred losses of $5,335 an increase of $2,026 over losses incurred in the three months ended December 31, 2007 (Q2-08) of $3,309.

	31-Dec-08	31-Dec-07	Difference	Ref
OIL AND GAS REVENUES	—	—	—	1

OPERATING EXPENSES
Management Fees	3,000	—	3,000
Professional Fees	—	3,309	(3,309)
Rent	2,335	—	2,335
Total Operating Expenses	5,335	3,309	2,026

There were no oil and gas revenues recorded during the quarter.

Liquidity and Financial Condition

At December 31, 2008, we had a working capital deficit of $86,492 compared to a working capital surplus of $21,538 for as at June 30, 2008.

At December 31, 2008, our total assets were $331,795, of which $Nil consisted of cash, $14,295 consisted of accounts receivable, and $317,500 consisted of interests in oil and gas properties.

At December 31, 2008, our total liabilities were $100,787, of which $15,396 consisted of accounts payable and accrued liabilities and $85,391 consisted of shareholder loans.

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

Item 3. Critical Accounting Policies

Resource Properties - Company follows the successful efforts method of accounting for its oil and gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive are transferred to proved resource properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated resource properties, are charged to expense as incurred. Exploratory drilling costs are charged as expenses until it is determined that the company has proven oil and gas reserves.

Basis of Presentation -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

Use of Estimates - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2008 or June 30, 20071, respectively.

Asset Retirement Obligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at December 31, 2008 - $Nil and June 30, 2007 - $Nil.

Income Taxes - Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended December 31, 2008, there was no stock based compensation.

Loss per Common Share- The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Fair Value of Financial Instruments- ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2012 and 2011:

Fair Value Measurement at December 31, 2008

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2008

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended December 31, 2008 and 2007

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. . The guidance in ASU 2013-02 is intended to provide guidance in the reclassification of Accumulated Other Comprehensive Income to net income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2012. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have yet been issued.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2) We did not maintain appropriate cash controls – As of December 31, 2008, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As of December 31, 2008, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2008, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Item 1A. Risk Factors

We are in the oil business and we expect to incur operating losses for the foreseeable future.

We have no way to evaluate the likelihood that our business will be successful. We have earned minimal revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without greatly increasing our revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn significant revenue to achieve profitability and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have accrued accumulated net losses of $350,492 for the period from inception (April 11, 2005) to December 31, 2008. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because of the unique difficulties and uncertainties inherent in oil and gas ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. If the results of our development program do not reveal viable commercialization options, we may decide to abandon our claim and acquire new claims. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

Because of the inherent dangers involved in oil and gas operations, there is a risk that we may incur liability or damages as we conduct our business.

The extracting of oil and gas involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned program and/or obtain additional financing to fund our program.

As we undertake development of our properties, we will be subject to compliance with government regulation that may increase the anticipated cost of our program.

There are several governmental regulations that materially restrict oil extraction. We will be subject to regulations and laws as we carry out our program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the area in order to comply with these laws. The cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements can include:

(a)	Water discharge will have to meet drinking water standards;

(b)	Dust generation will have to be minimal or otherwise re-mediated;

(c)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(d)	An assessment of all material to be left on the surface will need to be environmentally benign;

(e)	Ground water will have to be monitored for any potential contaminants;
21

(f)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

If access to our properties is restricted by inclement weather, we may be delayed in any future mining efforts.

It is possible that adverse weather could cause accessibility to our properties difficult and this would delay in our timetables.

Based on consumer demand, the growth and demand for any oil or gas we may recover from our claims may be slowed, resulting in reduced revenues to the company.

Our success will be dependent on the growth of demand for petroleum products. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

Because our current officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our current officers and directors currently devotes up to 10 hours per week providing services to the company. While they presently possess adequate time to attend to our interest, it is possible that the demands on them from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

The proceeds from our private offerings completed in 2007 and funds borrowed since this private offering, provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our properties and the price of oil and gas on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if oil and gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

AMENDMENTS TO CURRENT LAWS AND REGULATIONS GOVERNING OUR PROPOSED OPERATIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PROPOSED BUSINESS.

Our business will be subject to substantial regulation under state and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and other matters. Amendments to current laws and regulations governing operations and activities of resource operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the resource industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of mining and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

ESTIMATES OF OIL RESERVES THAT WE MAKE MAY BE INACCURATE WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US

There are numerous uncertainties inherent in estimating quantities of oil resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of oil will be realized. In general, estimates of recoverable oil resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable oil, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

ABANDONMENT AND RECLAMATION COSTS ARE UNKNOWN AND MAY BE SUBSTANTIAL.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

INCREASES IN OUR OPERATING EXPENSES WILL IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from oil that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

PENALTIES WE MAY INCUR COULD IMPAIR OUR BUSINESS.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

ENVIRONMENTAL RISKS MAY ADVERSELY AFFECT OUR BUSINESS.

Oil extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, and local laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with resource operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.

The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharges. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

CHALLENGES TO TITLE TO OUR PROPERTIES MAY IMPACT OUR FINANCIAL CONDITION.

Title to oil interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.

THE LIMITED TRADING OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY IMPAIR YOUR ABILITY TO SELL YOUR SHARES.

There have been thin volumes of trading of our common stock. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

* dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

* announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

* fluctuations in revenue from our business as new reserves come to market;

* changes in the market for commodities or in the capital markets generally;

* quarterly variations in our revenues and operating expenses;

* changes in the valuation of similarly situated companies, both in our industry and in other industries;

* changes in analysts' estimates affecting us, our competitors or our industry;

* changes in the accounting methods used in or otherwise affecting our industry;

* additions and departures of key personnel;

* fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the price of oil and gas in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" WILL LIMIT THETRADING AND LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

On December 18, 2009, Mr. Frederick Graham resigned as our president, secretary, treasurer and director. Immediately prior to Mr. Graham’s resignation, Mr. Yan Liu was appointed our president, secretary, treasurer and director. Mr. Yan Liu is a former director and officer of the company. Following his appointment, Mr. Yan Liu appointed Gregory Rotelli as our president, secretary, treasurer and director and provided his resignation. Mr. Joe Arcaro was appointed on April 5, 2012 to become the sole director and officer of the Company. Mr. Arcaro has over 15 years’ experience in the venture capital and securities industries.

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

TORO VENTURES INC.

By:	/s/ Joseph Arcaro Joseph Arcaro (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

June 17 , 2013

