Form 10-Q
period 2009-03-31
Toro Ventures Inc.
filed 2013-06-18
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51974

TORO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 632, 22837 Pacific Coast Highway, Malibu, California	902265
(Address of principal executive offices)	(Zip Code)

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

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended March 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

4

Toro Ventures Inc. Balance Sheets

	March 31,	June 30,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$—	$21,809
Accounts Receivable	14,295	—
Subscription Receivable	—	50,000
Total Current Assets	14,295	71,809
Other Assets
Investment in Franchise	—	25,000
Accumulated Amortization	—	(7,500)
Net Investment in Franchise	—	17,500
Interer in Oil and Gas Properties	317,500	317,500
	$331,795	$406,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$14,880
Note payable - related party	85,391	35,391
TOTAL CURRENT LIABILITIES	100,787	50,271

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	6,095	6,129
Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of March 31, 2009 and 6,128,750 common shares as of June 30, 2008
Additional paid-in capital	579,405	621,371
Retained Earnings	(354,492)	(270,962)
TOTAL STOCKHOLDERS' EQUITY	231,008	356,538
	$331,795	$406,809

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statement of Operations

	Three Months Ended		Nine Months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-09	31-Mar-08	31-Mar-09	31-Mar-08	31-Mar-09
OIL AND GAS REVENUES	$—	$—	$14,295	$—	$14,295
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	14,295	—	14,295

OPERATING EXPENSES
Regulatory and transfer agent fees	—	—	650	—	2,380
Management Fees	3,000	4,000	16,642	4,111	44,843
Professional Fees	—	124,341	59,542	127,680	246,538
Rent	1,000	6,000	3,446	9,000	49,243
Amortization	—	1,250	625	1,875	8,125
Impairment Charge	—	—	16,875	—	16,875
Bank Charges and Interest	—	155	45	179	783
Total Operating Expenses	4,000	135,857	97,825	6,988	368,787

INCOME (LOSS( BEFORE INCOME TAXES	(4,000)	(135,857)	(83,530)	(142,845)	(354,492)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET INCOME (LOSS)	$(4,000)	$(135,857)	$(83,530)	$(142,845)	$(354,492)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,128,750	6,095,000	6,128,750

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Operations
	Nine months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-09	31-Mar-08	31-Mar-09
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(83,530)	$(142,845)	$(354,492)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	625	625	8,125
Expense charged to Contributed Surplus	8,000	—	8,000
Write-off of Franchise Fee	16,875	—	16,875
Shares issued for Properties	—	250,000	342,500
Increase (decrease) in
Accounts receivable	(14,295)	—	(14,295)
Subscriptions receivable	50,000	—	—
Accounts payable	516	9,567	15,396
Net Cash Provided (Used) by Operating Activities	(21,809)	118,597	22,109

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	—	—	(25,000)
Investment in Oil and Gas Properties	—	(250,000)	(317,500)
Net Cash Provided (Used) by Investing Activities	—	(250,000)	(342,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	(50,000)	200,000	235,000
Contributed Surplus	—	—	—
Loan from Shareholder	50,000	—	85,391
Net Cash Provided (Used) by Financing Activities	—	7,600	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,809)	6,168	—
CASH AND CASH EQUIVALENTS
Beginning	21,809	958	—
Ending	$—	$7,126	$—
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$—	$200,000	$342,500
Interest	$—	$—	$—
Taxes	$—	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Nine Months Ended March 31, 2009
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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2009 or June 30, 2008, respectively.

Asset Retirement Obiligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at March 31, 2009 - $Nil and June 30, 2008 - $Nil.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Nine Months Ended March 31, 2009
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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2009 and 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the nine months ended March 31, 2009, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2009 and June 30, 2008

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Nine Months Ended March 31, 2009
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement at March 31, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2008

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended March 31, 2009 and 2007

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

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Nine Months Ended March 31, 2009
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

During the nine months ended March 31, 2009, the Company wrote down the investment in franchise to zero. The Company recorded impairment expense of $16,875.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Nine Months Ended March 31, 2009
(Expressed in U.S. Dollars)

6. CAPITAL STOCK

During the nine months ended March 31, 2009, the Company did not receive the $50,000 subscription receivable and cancelled or reversed the issuance of 33,750 shares.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended March 31, 2009, which are included herein.

	31-Mar-09	31-Mar-08	Difference	Ref
OIL AND GAS REVENUES	14,295	—	14,295	1

OPERATING EXPENSES
Regulatory and transfer agent fees	650	—	650
Management Fees	16,642	4,111	12,531	4
Professional Fees	59,542	127,680	(68,138)	2
Rent	3,446	9,000	(5,554)
Amortization	625	1,875	(1,250)
Impairment Charge	16,875	—	16,875	3
Bank Charges and Interest	45	179	(134)
Total Operating Expenses	97,825	142,845	(45,020)

Net Loss	(83,530)	(142,845)	59,325
14

1.	Revenues. We recorded total revenues of $14,295 for the nine month period ended March 31, 2009 (YTD – 2009) and total revenues of $0 during the comparable period in 2008. The increase in revenues in YTD-2009 can be attributed to the initiation of oil and gas production and sales from the Crown and Quinlan lease we have a working interest in.
2.	Professional Fees. Consulting fees paid for geological and economic analysis work rendered on the oil and gas leases we have a working interest in and an impairment loss in its investment in franchise resulted in professional fees in YTD 2008 decreasing $68,138 to $59,542 for YTD-2009 over $127,680 for YTD-2008.
3.	Impairment Charge. We wrote down our investment in the franchise business to $Nil, resulting in an impairment charge of $16,875.
4.	Management Fees. Our management fees increased to $12,531 during YTD-2009 as compared to $Nil in YTD-2008.

Our accumulated losses increased to $354,492 as of March 31, 2009. Our financial statements report a net loss of $79,530 for YTD -2009 compared to a net loss of $6,988 for YTD -2008.

During the three months ended March 31, 2009 (Q2-09), the Company incurred losses of $5,335 an increase of $2,026 over losses incurred in the three months ended December 31, 2008 (Q2-08) of $3,309.

	31-Mar-09	31-Mar-08	Difference	Ref
OPERATING EXPENSES
Management Fees	3,000	4,111	(1,111)
Professional Fees	—	124,341	(124,341)	1
Rent	1,000	6,000	(5,000)
Amortization	—	1,250	(1,250)
Bank Charges	—	155	(155)
Total Operating Expenses	4,000	135,857	(131,857)

There were no oil and gas revenues recorded during the quarter.

1.	Professional Fees. Consulting fees paid for geological and economic analysis work rendered on the oil and gas leases we have a working interest in and an impairment loss in its investment in franchise resulted in professional fees in Q3-08 decreasing $124,341 to $Nil for Q3-2009 over $124,341 for Q3-2008.

Liquidity and Financial Condition

At March 31, 2009, we had a working capital deficit of $86,492 compared to a working capital surplus of $21,538 for as at June 30, 2008.

At March 31, 2009, our total assets were $331,795, of which $Nil consisted of cash, $14,295 consisted of accounts receivable, and $317,500 consisted of interests in oil and gas properties.

At March 31, 2009, our total liabilities were $100,787, of which $15,396 consisted of accounts payable and accrued liabilities and $85,391 consisted of shareholder loans.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2009 or June 30, 2008, respectively.

Asset Retirement Obiligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at March 31, 2009 - $Nil and June 30, 2008 - $Nil.

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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2009 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended March 31, 2009, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2009 and June 30, 2008:

Fair Value Measurement at March 31, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2008

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended March 31, 2009 and 2008

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2) We did not maintain appropriate cash controls – As of March 31, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As of March 31, 2009, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2009, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have accrued accumulated net losses of $354,492 for the period from inception (April 11, 2005) to March 31, 2009. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

