Form 10-K
period 2009-06-30
Toro Ventures Inc.
filed 2013-06-18
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended June 30th, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 000-51974

Toro Ventures Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

Suite 632, 22837 Pacific Coast Highway, Malibu, California, 90265

(Address of principal executive office)

310-887-6391
(Issuer's telephone number)

2820 Elliot Ave., Suite 106, Seattle, WA, 98121
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of June 10, 2013 is $128,760.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of June 10, 2013 there are 16,095,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No[ X ]

2

PART I

Item 1. Description of Business

Toro Ventures Inc. is in the acquisition and exploration of oil and gas properties. Toro Ventures Inc. was incorporated in the state of Nevada on April 11, 2005. Our principal office is located at Suite 632, 22837 Pacific Coast Highway, Malibu, California, 90265. Our telephone number is 310-887-6391

Business

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

Environmental Regulations

Our U.S. assets could be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in theprotection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

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

We were incorporated on April 11, 2005 and to date have recently been involved in the organizational activities, and acquisition of our claims. We have no way to evaluate the likelihood that our business will be successful. We have earned minimal revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without greatly increasing our revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn significant revenue to achieve profitability and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have accrued accumulated net losses of $690,287 for the period from inception (April 11, 2005) to June 30, 2009 and have revenues of $Nil to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

If access to our properties is restricted by inclement weather, we may be delayed in any future drilling efforts.

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

Our current officers and directors currently devotes up to 10 hours per week providing services to the company. While they presently possesses adequate time to attend to our interest, it is possible that the demands on them from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Item 2: Description of Property

Corporate Office

The Company's headquarters and executive offices are located at Suite 632, 22837 Pacific Coast Highway, Malibu, California, 90265. Our telephone number is 310-887-6391. Our office space is currently rented on a month to month basis.

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

Bankruptcy or similar procedure

We have not been the subject of a bankruptcy, receivership or similar proceedings.

Competition and Markets

We face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and natural gas leases, marketing of oil and natural gas, and obtaining goods, services and labor. Many of our competitors have substantially larger financial and other resources than we have. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our limited number of employees.

The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond our control including, but not limited to, the amount of domestic production and imports of foreign oil and liquefied natural gas, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations and federal regulation of natural gas. All of these factors, together with economic factors in the marketing arena, generally affect the supply of and/or demand for oil and natural gas and thus the prices available for sales of oil and natural gas.

Regulatory Considerations

Proposals and proceedings that might affect the oil and gas industry are periodically presented to Congress, the Federal Energy Regulatory Commission (“FERC”), the Minerals Management Service (“MMS”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. This industry is heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, except for the water quality issue described below, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations, will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

Our operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or generated in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In addition, state conservation laws sometimes establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas we can produce from our wells in a given state and may limit the number of wells or the locations at which we can drill.

Currently, there are no federal, state or local laws that regulate the price for our sales of natural gas, natural gas liquids, crude oil or condensate. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978, as amended. Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938, as amended. While these controls do not apply directly to us, their effect on natural gas markets can be significant in terms of competition and cost of transportation services, which in turn can have a substantial impact on our profitability and costs of doing business. Additional proposals and proceedings that might affect the natural gas and crude oil extraction industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. We do not believe that we will be affected by any action taken in any materially different respect from other crude oil and natural gas producers, gatherers and marketers with whom we compete.

State regulation of gathering facilities generally includes various safety, environmental and in some circumstances, nondiscriminatory take requirements. This regulation has not generally been applied against producers and gatherers of natural gas to the same extent as processors, although natural gas gathering may receive greater regulatory scrutiny in the future.

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and natural gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency (“EPA”), and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation and Liability Act, and analogous state laws, which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements, which may require certain pollution controls with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act, which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes.

To date, compliance with environmental laws and regulations has not required the expenditure of any material amount of money. Since environmental laws and regulations are periodically amended, we are unable to predict the ultimate cost of compliance. To our knowledge, other than the potential water quality issue described above, there are currently no material adverse environmental conditions that exist on any of our properties and there are no current or threatened actions or claims by any local, state or federal agency, or by any private landowner against us pertaining to such a condition. Further, we are not aware of any currently existing condition or circumstance that may give rise to such actions or claims in the future.

Employees

The Company has no full time employees and one part time employee..

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 3: Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Toro Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the year ended June 30, 2009.

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for the Common Stock

Our common stock is traded on the OTC Bulletin Board and is quoted under the symbol "TORO.OB."

No Public Market for Common Stock

As of the date of this report we have approximately 90 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

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

Recent Issuances of Unregistered Securities

From February through March 2008 pursuant to a $500,000 equity private placement, the Company issued a total of 250,000 shares to a group of accredited investors of restricted Common Stock at an average value of $2.00 per share. The funds raised were used to acquire Toro's 60% interest of the Crown Oil & Gas Lease in Pottowatomie County, Oklahoma. The Company is relying on exemption from registration pursuant to Regulation S of the Securities Act of 1933. Of these shares 33,750 were cancelled and the Subscription Receivable of $50,000 was not received.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2010.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended June 30 2009, which are included herein.

	30-Jun-09	30-Jun-08	Difference	Ref
OPERATING EXPENSES
Regulatory and transfer agent fees	$650	$185	$465
Management Fees	19,642	15,589	4,053	3
Professional Fees	59,542	22,251	37,291	2
Rent	4,446	7,898	(3,452)
Amortization	625	625	—
Impairment Charge	334,375	—	334,375	1
Bank Charges and Interest	45	158	(113)
Total Operating Expenses	$419,325	$46,706	$372,619

  Impairment Charges. As we did not book any revenue in YE2009, and we have not prepared a valuation of the oil and gas properties, the Company has booked an impairment loss of $317,500 on the property. Also during the year a $16,875 impairment charge was incurred due to the write off of the Company’s investment in franchises.
  Professional Fees. Consulting fees paid for geological and economic analysis work rendered on the oil and gas leases we have a working interest in and an impairment loss in its investment in franchise resulted in professional fees in YE2009 increasing $37,291 to $59,542 for YE-2009 over $22,251 for YE-2008.
  Management Fees. Our management fees increased to $19,642 during YE-2009 as compared to $15,589 in YE-2008.

Our accumulated losses increased to $690,287 as of June 30, 2009. Our financial statements report a net loss of $372,619 for YE -2009 compared to a net loss of $46,706 for YE -2008.

Liquidity and Financial Condition

At June 30, 2009, we had a working capital deficit of $100,787 compared to a working capital surplus of $21,538 for as at June 30, 2008.

At June 30, 2009, our total assets were $Nil.

At June 30, 2009, our total liabilities were $100,787, of which $15,396 consisted of accounts payable and accrued liabilities and $85,391 consisted of shareholder loans.

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

Item 7: Financial Statements

Our unaudited interim financial statements for the year ended April 30, 2009 form part of this annual report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Toro Ventures Inc.
Balance Sheets
	June 30,	June 30,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$—	$21,809
Accounts Receivable	—	—
Subscription Receivable	—	50,000
Total Current Assets	—	71,809
Other Assets
Investment in Franchise	—	25,000
Accumulated Amortization	—	(7,500)
Net Investment in Franchise	—	17,500
Interer in Oil and Gas Properties	—	317,500
	$—	$406,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$14,880
Note payable - related party	85,391	35,391
TOTAL CURRENT LIABILITIES	100,787	50,271

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of June 30, 2009 and 6,128,750 common shares as of June 30, 2008	6,095	6,129
Additional paid-in capital	583,405	621,371
Retained Earnings	(690,287)	(270,962)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	356,538
	$—	$406,809

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statement of Operations (unaudited)

	Year Ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2009	June 30, 2008	June 30, 2009
OIL AND GAS REVENUES	$—	$—	$—

OPERATING EXPENSES
Regulatory and transfer agent fees	650	185	2,380
Management Fees	19,642	15,589	47,843
Professional Fees	59,542	22,251	246,538
Rent	4,446	7,898	60,243
Amortization	625	625	8,125
Impairment Charge	334,375	—	334,375
Bank Charges and Interest	45	158	783
Total Operating Expenses	419,325	46,706	690,287

INCOME (LOSS( BEFORE INCOME TAXES	(419,325)	(46,706)	(690,287)

PROVISION FOR INCOME TAXES	—	—	—

NET INCOME (LOSS)	$(419,325)	$(46,706)	$(690,287)

NET INCOME (LOSS) PER SHARE	$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,128,750

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Stockholders’ Equity (Unaudited)

	# of Shares	Par Value	Contributed Surplus	Retained Earnings	Total
Balance April 11, 2005	-	-	-	-	-
Shares Issued for Cash	5,570,000	$ 5,570	$ 29,430		$ 35,000
Shares Issued for Franchise	275,000	275	24,725		25,000
Net Loss for period ended June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005	5,845,000	5,845	54,155	(9,562)	50,438

Net Loss for year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,845	54,155	(57,658)	2,342

Net Loss for year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	5,845,000	5,845	54,155	(81,412)	(21,412)

Shares Issued for Cash	125,000	125	249,875		250,000
Shares Issued for Property	158,750	159	317,341		317,500
Net Loss for year ended June 30, 2008				(189,550)	(189,550)
Balance June 30, 2008	6,128,750	6,129	621,371	(270,962)	356,538

Buyback of Shares	(33,750)	(34)	(49,966)		(50,000)
Expenses forgiven to Contributed Surplus			12,000		12,000
Net Loss for year ended June 30, 2009				(419,325)	(419,325)
Balance June 30, 2009	6,095,000	$ 6,095	$ 583,405	$ (690,287)	$ (100,787)

Toro Ventures Inc.
Statements of Cash Flows
	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(419,325)	$(189,551)	$(690,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	625	2,500	8,125
Expense charged to Contributed Surplus	12,000	—	12,000
Write-off of Properties	334,375	—	359,375
Shares issued for Properties	—	317,500	342,500
Increase (decrease) in
Subscriptions receivable	50,000	(50,000)	—
Accounts payable	516	(2,198)	15,396
Net Cash Provided (Used) by Operating Activities	(21,809)	78,251	22,109

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	—	—	(25,000)
Investment in Oil and Gas Properties	—	(317,500)	(317,500)
Net Cash Provided (Used) by Investing Activities	—	(317,500)	(342,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	(50,000)	250,000	235,000
Loan from Shareholder	50,000	10,100	85,391
Net Cash Provided (Used) by Financing Activities	—	260,100	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,809)	20,851	—
CASH AND CASH EQUIVALENTS
Beginning	21,809	958	—
Ending	$—	$21,809	$—
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$—	$200,000	$342,500
Interest	$—	$—	$—
Taxes	$—	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2009
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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at June 30, 2009 or June 30, 2008, respectively.

Asset Retirement Obligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at June 30, 2009 - $Nil and June 30, 2008 - $Nil.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2009
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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2009 and 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended June 30, 2009, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2009 and June 30, 2008

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2009
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement at June 30, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2008

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the year ended June 30, 2009 and 2007

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
For the Year Ended June 30, 2009
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

The oil and gas properties that the company has have had all costs related to the properties expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The company performed an impairment analysis at the end of 2009 and determined that the properties were not economically viable; at that point the company impaired the properties.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2009
(Expressed in U.S. Dollars)

5. CAPITAL STOCK

During the year ended June 30, 2009, the Company did not receive the $50,000 subscription receivable and cancelled or reversed the issuance of 33,750 shares.

6. INCOME TAXES

The Company has tax losses of $690,287 which may be applied against future taxable income. The Company has not recorded a corresponding future tax asset.

7. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

A shareholder has loaned the company $85,391, without interest and fixed term of repayment. The loan is unsecured.

Item 8: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X.

Item 8A: Controls and Procedures

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

7

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Joseph Arcaro	53	President, Principal Executive Officer, Principal Financial Officer,, Secretary Treasurer, Secretary, and Director

Background of officers and directors

Mr. Arcaro has been in the brokerage and venture capital business for the last 15 years.

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending June 30, 2009, Form 3 reports were not timely filed by Mr. Yan Liu, a 10% beneficial owner.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Frederick Graham Jr.	2008 2009	8,000 0	0 0	0 0	0 0	0 0	0 0	0 0
President, Treasurer, Secretary, and Director

Yan Liu	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2009	0	0	0	0	0	0	0

Gregory Rotelli President, Treasurer, Secretary and Director	2009	0	0	0	0	0	0	0

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

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of June 30, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 6,128,750 Shares of Common Stock issued and outstanding as of June 30, 2009. Addresses for all of the individuals listed in the table below are c/o Toro Ventures, Inc., Suite 632, 228377 Pacific Coast Highway, Malibu, California 90265.

Name of Beneficial Owner	Title of Class	Direct Amount of Beneficial Owner	Percent of Class
Yan Liu	Common Stock	3,000,000	48.9%

As of June 30, 2009, none of our other directors or named executive officers owned any shares of our common stock.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans

Item 12: Certain Relationships and Related Transactions

On December 18, 2008, Mr. Frederick Graham resigned as our president, secretary, treasurer and director. Immediately prior to Mr. Graham’s resignation, Mr. Yan Liu was appointed our president, secretary, treasurer and director. Mr. Yan Liu is a former director and officer of the company. Following his appointment, Mr. Yan Liu then appointed Gregory Rotelli as the Company’s president, secretary, treasurer and director and provided his resignation.

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

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13: Exhibits

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

Item 14: Principal Accountant Fees and Services

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X , therefore no fees or services were provided.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. Accordingly, we do not rely on pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of June 2013

Toro Ventures Inc.

(Registrant)

Signature	Title	Date
/s/ Joseph Arcaro	President, CEO,CFO, Secretary, Treasurer and Director	June 17, 2013
Joseph Arcaro

