Form 10-Q
period 2009-09-30
Toro Ventures Inc.
filed 2013-06-18
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended September 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

4

Toro Ventures Inc.
Balance Sheets (unaudited)
	September 30,	June 30,
	2009	2009
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 15,396	$ 15,396
Note payable - related party	85,391	85,391
TOTAL CURRENT LIABILITIES	100,787	100,787

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000,	6,095	6,095
Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of September 30, 2009 and 6,095,000 as of June 30, 2009.
Additional paid-in capital	587,405	583,405
Retained Earnings	(694,287)	(690,287)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	(100,787)
	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

TORO VENTURES, INC.
STATEMENT OF OPERATIONS

	Three Months Ended		Cumulative from Date of Inception on April 11, 2005 to
	September 30, 2009	September 30, 2008	September 30, 2009
OIL AND GAS REVENUES	$—	$14,295	$—

OPERATING EXPENSES
Regulatory and transfer agent fees	—	650	2,380
Management Fees	3,000	10,642	50,843
Professional Fees	—	59,542	246,538
Rent	1,000	111	51,243
Amortization	—	625	8,125
Impairment Charge	—	16,875	334,375
Bank Charges and Interest	—	45	783
Total Operating Expenses	4,000	88,490	364,787

INCOME (LOSS( BEFORE INCOME TAXES	(4,000)	(74,195)	(692,287)

PROVISION FOR INCOME TAXES	—	—	—

NET INCOME (LOSS)	$(4,000)	$(74,195)	$(692,287)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,128,750

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Operations
	Three months Ended September 30		Cumulative from Date of Inception on April 11, 2005 to
	2009	2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,000)	$(189,551)	$(694,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	—	2,500	8,125
Expense charged to Contributed Surplus	4,000	—	16,000
Write-off of Properties	—	—	359,375
Shares issued for Properties	—	—	342,500
Increase (decrease) in
Subscriptions receivable	—	(50,000)	—
Accounts payable	—	(2,198)	15,396
Net Cash Provided (Used) by Operating Activities	—	(239,249)	47,109

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	—	—	(25,000)
Investment in Oil and Gas Properties	—	—	(317,500)
Net Cash Provided (Used) by Investing Activities	(317,500)	—	(342,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	(50,000)	250,000	239,000
Loan from Shareholder	50,000	10,100	85,391
Net Cash Provided (Used) by Financing Activities	—	260,100	324,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,809)	20,851	—
CASH AND CASH EQUIVALENTS
Beginning	21,809	958	—
Ending	$—	$21,809	$—
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$—	$—	$342,500
Interest	$—	$—	$—
Taxes	$—	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2009
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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2009 or June 30, 2009, respectively.

Asset Retirement Obiligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at September 30, 2009 - $Nil and June 30, 2009 - $Nil.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2009
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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2009 and 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the three months ended September 30, 2009, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2009 and June 30, 2009

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2009
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement at September 30, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended September 30, 2009 and 2007

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

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2009
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

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2009
(Expressed in U.S. Dollars)

5. INCOME TAXES

The Company has tax losses of $694,287 which may be applied against future taxable income. The Company has not recorded a corresponding future tax asset.

6. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2009, which are included herein.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Difference
OIL AND GAS REVENUES	$—	$14,295	$(14,295)

OPERATING EXPENSES
Regulatory and transfer agent fees	—	650	(650)
Management Fees	3,000	10,642	(7,642)
Professional Fees	—	59,542	(59,542)
Rent	1,000	111	889
Amortization	—	625	(625)
Impairment Charge	—	16,875	(16,875)
Bank Charges and Interest	—	45	(45)
Total Operating Expenses	4,000	88,490	(84,490)

INCOME (LOSS)	(4,000)	(74,195)	70,195

1.	Revenues. We recorded total revenues of $14,295 for the three month period ended September 30, 2008 (YTD – 2009) and total revenues of $0 during the comparable period in YTD 2010. The decrease in revenues in YTD-2009 can be attributed to no production from the oil and gas production and sales from the Crown and Quinlan lease we have a working interest in.
2.	Professional Fees. Consulting fees paid for geological and economic analysis work rendered on the oil and gas leases we have a working interest in and an impairment loss in its investment in franchise resulted in professional fees increasing $59,542 for YTD-2009 over $NIl for YTD-2010.
3.	Impairment Charge. We wrote down our investment in the franchise business to $Nil, resulting in an impairment charge of $16,875.

Our accumulated losses increased to $694,287 as of September 30, 2009. Our financial statements report a net loss of $4,000 for YTD -2010 compared to a net loss of $74,195 for YTD -2009.

Liquidity and Financial Condition

At September 30, 2009 and June 30, 2008, we had a working capital deficit of $107,787.

At September 30, 2009, our total assets were $.

At September 30, 2009, our total liabilities were $100,787, of which $15,396 consisted of accounts payable and accrued liabilities and $85,391 consisted of shareholder loans.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2009 or June 30, 20071, respectively.

Asset Retirement Obiligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at September 30, 2009 - $Nil and June 30, 2007 - $Nil.

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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2009 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended September 30, 2009, there was no stock based compensation.

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

Fair Value Measurement at September 30, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended September 30, 2009 and 2007

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2) We did not maintain appropriate cash controls – As of September 30, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As of September 30, 2009, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2009, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have accrued accumulated net losses of $694,287 for the period from inception (April 11, 2005) to September 30, 2009. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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
21

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

June 17, 2013

