Form 10-Q
period 2009-12-31
Toro Ventures Inc.
filed 2013-06-18
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended December 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

4

Toro Ventures Inc.
Balance Sheets (Unaudited)
	December 31,	June 30,
	2009	2009
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
Total Current Assets	-	-
Other Assets
Interear in Oil and Gas Properties	-	-
	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 15,396	$ 15,396
Note payable - related party	85,391	85,391
TOTAL CURRENT LIABILITIES	100,787	100,787

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	6,095	6,095
Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of December 31, 2009 and 6,128,750 common shares as of June 30, 2009.
Additional paid-in capital	591,405	583,405
Retained Earnings	(698,287)	(690,287)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	(100,787)
	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statement of Operations

	Three Months Ended		Six Months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-09	31-Dec-08	31-Dec-09	31-Dec-08	31-Dec-09
OIL AND GAS REVENUES	$—	$—	$—	$14,295	$—

OPERATING EXPENSES
Regulatory and transfer agent fees	—	—	—	650	2,380
Management Fees	3,000	3,000	6,000	13,642	47,843
Professional Fees	—	—	—	59,542	246,538
Rent	1,000	2,335	2,000	2,446	52,243
Amortization	—	—	—	625	8,125
Impairment Charge	—	—	—	16,875	334,375
Bank Charges and Interest	—	—	—	45	783
Total Operating Expenses	4,000	5,335	8,000	93,825	698,287

INCOME (LOSS( BEFORE INCOME TAXES	(4,000)	(5,335)	(8000)	(79,530)	(698,287)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET INCOME (LOSS)	$(4,000)	$(5,335)	$(9,000)	$(79,530)	$(698,287)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,095,000	6,095,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Operations
	Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-09	31-Dec-08	31-Dec-09
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,000)	$(79,530)	$(698,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	—	625	8,125
Expense charged to Contributed Surplus	8,000	4,000	20,000
Write-off of Properties	—	16,875	359,375
Shares issued for Properties	—	317,500	342,500
Increase (decrease) in
Subscriptions receivable	—	50,000	—
Accounts payable	—	516	15,396
Net Cash Provided (Used) by Operating Activities	—	295,691	47,109

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	—	—	(25,000)
Investment in Oil and Gas Properties	—	(317,500)	(317,500)
Net Cash Provided (Used) by Investing Activities	—	(317,500)	(342,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	—	(50,000)	210,000
Contributed Surplus	—	—	—
Loan from Shareholder	—	50,000	85,391
Net Cash Provided (Used) by Financing Activities	—	—	295,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(21,809)	—
CASH AND CASH EQUIVALENTS
Beginning	—	21,809	—
Ending	$—	$—	$—
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$—	$—	$342,500
Interest	$—	$—	$—
Taxes	$—	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended December 31, 2009
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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2009 or June 30, 2009, respectively.

Asset Retirement Obiligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at December 31, 2009 - $Nil and June 30, 2009 - $Nil.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended December 31, 2009
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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2009 and 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the six months ended December 31, 2009, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2009 and June 30, 2009

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended December 31, 2009
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement at December 31, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended December 31, 2009 and 2008

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

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended December 31, 2009
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

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended December 31, 2009
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

The address of our principal executive office is Suite 632, 22837 Pacific Coast Highway, Malibu, CA 90265. Our telephone number is 310-887-6391.

Our common shares became listed on the OTC Bulletin Board on July 12, 2009, under the symbol “TORO”. Prior to this date, there was no public market for our common shares.

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

On March 26, 2009, we acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500.

By a turnkey agreement dated March 29, 2009, we acquired a 60% working interest in an oil and gas lease known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended December 31, 2009, which are included herein.

	31-Dec-09	31-Dec-08	Difference	Ref
OIL AND GAS REVENUES	—	14,295	(14,295)	1
OPERATING EXPENSES
Regulatory and transfer agent fees	—	650	(650)
Management Fees	6,000	13,642	(7,642)	4
Professional Fees	—	59,542	(59,542)	2
Rent	2,000	2,446	(1,446)
Amortization	—	625	(625)
Impairment Charge	—	16,875	(16,875)	3
Bank Charges and Interest	—	45	45
Total Operating Expenses	8,000	93,825	93,825

Net Loss	(8,000)	(79,530)	(79,530)
1.	Revenues. We recorded total revenues of $NIl for the six month period ended December 31, 2009 (YTD – 2010) and total revenues of $14,295 during the comparable period in 2008. The decrease in revenues in YTD-2010 can be attributed to the no oil and gas production and sales from the Crown and Quinlan lease we have a working interest in.
2.	Professional Fees. Consulting fees paid for geological and economic analysis work rendered on the oil and gas leases we have a working interest in and an impairment loss in its investment in franchise resulted in professional fees increasing $56,203 to $59,542 for YTD-2010 over $3,339 for YTD-2009.
3.	Impairment Charge. We wrote down our investment in the franchise business to $Nil, resulting in an impairment charge of $16,875.
4.	Management Fees. Our management fees reduced to $3,000 during YTD-2010 as compared to $13,642 in YTD-2009.

Our accumulated losses increased to $6 as of December 31, 2009. Our financial statements report a net loss of $79,530 for YTD -2009 compared to a net loss of $6,988 for YTD -2009.

During the three months ended December 31, 2009 (Q2-10), the Company incurred losses of $5,335 an increase of $2,026 over losses incurred in the three months ended December 31, 2008 (Q2-09) of $3,309.

	31-Dec-09	31-Dec-08	Difference
OIL AND GAS REVENUES	—	—	—

OPERATING EXPENSES
Management Fees	3,000	3,000	—
Professional Fees	—	—	—
Rent	1,000	2,335	(1,335)
Total Operating Expenses	4,000	5,335	(1,335)

There were no oil and gas revenues recorded during the quarter.

Liquidity and Financial Condition

At December 31, 2010, we had a working capital deficit of $86,492 compared to a working capital surplus of $21,538 for as at June 30, 2009.

At December 31, 2009, our total assets were $Nil

At December 31, 2009, our total liabilities were $100,787, of which $15,396 consisted of accounts payable and accrued liabilities and $85,391 consisted of shareholder loans.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2009 or June 30, 20081, respectively.

Asset Retirement Obiligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at December 31, 2009 - $Nil and June 30, 2008 - $Nil.

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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2009 and 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended December 31, 2009, there was no stock based compensation.

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-

derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2012 and 2011:

Fair Value Measurement at December 31, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended December 31, 2009 and 2008

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2) We did not maintain appropriate cash controls – As of December 31, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As of December 31, 2009, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2009, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have accrued accumulated net losses of $698,287 for the period from inception (April 11, 2005) to December 31, 2009. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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
21

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

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

The proceeds from our private offerings completed in 2008 and funds borrowed since this private offering, provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

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

