Form 10-K
period 2010-06-30
Toro Ventures Inc.
filed 2013-06-18
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended June 30th, 2010

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

(Address of principal executive office)

310-887-6391

(Issuer's telephone number)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [X]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ ]	No [X]

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

We have accrued accumulated net losses of $706,287 for the period from inception (April 11, 2005) to June 30, 2010 and have revenues of $Nil to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Oil and Gas Interests

By a letter of intent dated March 26, 2009, the Company acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500. The funding for this acquisition was derived from a private placement of 33,750 shares of our common stock.

By a turnkey agreement effectively dated March 29, 2009, the Company acquired a 60% working interest in an oil and gas leases known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000. The funding for this acquisition was derived from a private placement of 250,000 shares of our common stock.

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

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the year ended June 30, 2010.

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

Recent Issuances of Unregistered Securities

From February through March 2009 pursuant to a $500,000 equity private placement, the Company issued a total of 250,000 shares to a group of accredited investors of restricted Common Stock at an average value of $2.00 per share. The funds raised were used to acquire Toro's 60% interest of the Crown Oil & Gas Lease in Pottowatomie County, Oklahoma. The Company is relying on exemption from registration pursuant to Regulation S of the Securities Act of 1933. Of these shares 33,750 were cancelled and the Subscription Receivable of $50,000 was not received.

In May 2009 pursuant to a $67,500 equity private placement, the Company issued a total of 33,750 shares to a group of accredited investors of restricted Common Stock at an average value of $2.00 per share. The funds raised were used to acquire Toro's 15% interest of the Quinlan #3 Oil & Gas Lease in Pottowatomie County, Oklahoma. The Company is relying on exemption from registration pursuant to Regulation S of the Securities Act of 1933.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended June 30 2010, which are included herein.

	30-Jun-10	30-Jun-09	Difference	Ref
OPERATING EXPENSES
Regulatory and transfer agent fees	$—	$650	$(650)
Management Fees	12,000	19,642	(7,642)	3
Professional Fees	—	59,542	(59,542)	2
Rent	4,000	4,446	(4,446)
Amortization	—	625	(625)
Impairment Charge	—	334,375	(334,375)	1
Bank Charges and Interest	—	45	(45)
Total Operating Expenses	$16,000	$419,325	$(403,325)

  Impairment Charges. As we did not book any revenue in YE2010 or YE2009, and we have not prepared a valuation of the oil and gas properties, the Company has booked an impairment loss of $317,500 on the property in YE2009. Also during YE2009 a $16,875 impairment charge was incurred due to the write off of the Company’s investment in franchises.
  Professional Fees. Consulting fees paid for geological and economic analysis work rendered on the oil and gas leases we have a working interest in and an impairment loss in its investment in franchise resulted in professional fees in YE2009 of $59,542 over $Nil for YE-2010.
  Management Fees. Our management fees decreased to $12,000 during YE-2010 as compared to $19,642 in YE-2009.

Our accumulated losses increased to $706,287 as of June 30, 2010. Our financial statements report a net loss of $16,000 for YE -2010 compared to a net loss of $419,325 for YE -2009.

Liquidity and Financial Condition

At June 30, 2010 and 2009, we had a working capital deficit of $100,787.

At June 30, 2010, our total assets were $Nil.

At June 30, 2010, our total liabilities were $100,787, of which $15,396 consisted of accounts payable and accrued liabilities and $85,391 consisted of shareholder loans.

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

Item 7: Financial Statements

Our unaudited interim financial statements for the year ended June 30, 2010 form part of this annual report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Toro Ventures Inc.
Balance Sheets
	June 30,	June 30,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$—	$—
Total Current Assets	—	—
Other Assets
Interer in Oil and Gas Properties	—	—
	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$15,396
Note payable - related party	85,391	85,391
TOTAL CURRENT LIABILITIES	100,787	100,787

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of June 30, 2010 and 6,128,750 common shares as of June 30, 2009	6,095	6,095
Additional paid-in capital	599,405	583,405
Retained Earnings (Deficit)	(706,287)	(690,287)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	356,538
	$—	$406,809

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statement of Operations (Unaudited)

	Year Ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2010	June 30, 2009	June 30, 2010
OPERATING EXPENSES
Regulatory and transfer agent fees	—	650	2,380
Management Fees	12,000	19,642	59,843
Professional Fees	—	59,542	246,538
Rent	4,000	4,446	64,243
Amortization	—	625	8,125
Impairment Charge	—	334,375	334,375
Bank Charges and Interest	—	45	783
Total Operating Expenses	16,000	419,325	690,287

INCOME (LOSS( BEFORE INCOME TAXES	(16,000)	(419,325)	(706,287)

PROVISION FOR INCOME TAXES	—	—	—

NET INCOME (LOSS)	$(16,000)	$(419,325)	$(706,287)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,095,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Stockholders’ Equity (Unaudited)
	# of Shares	Par Value	Contributed Surplus	Retained Earnings	Total
Shares Issued for Cash	5,570,000	$5,570	$29,430		$35,000
Shares Issued for Franchise	275,000	275	24,725		25,000
Net Loss for year ended June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005	5,845,000	5,845	54,155	(9,562)	50,438

Net Loss for year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,845	54,155	(57,658)	2,342

Net Loss for year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	5,845,000	5,845	54,155	(81,412)	(21,412)

Shares Issued for Cash	125,000	125	249,875		250,000
Shares Issued for Property	158,750	159	317,341		317,500
Net Loss for year ended June 30, 2008				(189,550)	(189,550)
Balance June 30, 2008	6,128,750	6,129	621,371	(270,962)	356,538

Buyback of Shares	(33,750)	(34)	(49,966)		(50,000)
Expenses forgiven to Contributed Surplus			12,000		12,000
Net Loss for year ended June 30, 2009				(419,325)	(419,325)
Balance June 30, 2009	6,095,000	6,095	583,405	(690,287)	(100,787)

Expenses forgiven to Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2010				(16,000)	(16,000)
Balance June 30, 2010	6,095,000	$6,095	$599,405	$(706,287)	$(100,787)

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Cash Flows (unaudited)
	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,000)	$(419,325)	$(706,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	—	625	8,125
Expense charged to Contributed Surplus	16,000	12,000	28,000
Write-off of Properties	—	334,375	359,375
Shares issued for Properties	—	—	342,500
Increase (decrease) in
Subscriptions receivable	—	50,000	—
Accounts payable	—	516	15,396
Net Cash Provided (Used) by Operating Activities	—	(21,809)	22,109

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	—	—	(25,000)
Investment in Oil and Gas Properties	—	—	(317,500)
Net Cash Provided (Used) by Investing Activities	—	—	(342,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	—	(50,000)	235,000
Loan from Shareholder	—	50,000	85,391
Net Cash Provided (Used) by Financing Activities	—	—	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(21,809)	—
CASH AND CASH EQUIVALENTS
Beginning	—	21,809	—
Ending	$—	$—	$—
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$—	$200,000	$342,500
Interest	$—	$—	$—
Taxes	$—	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2010
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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at June 30, 2010 or June 30, 2009, respectively.

Asset Retirement Obligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at June 30, 2010 - $Nil and June 30, 2009 - $Nil.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2010
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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2010 and 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended June 30, 2010, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2010 and June 30, 2009

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2010
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement at June 30, 2010

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2009

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the year ended June 30, 2010 and 2009.

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
For the Year Ended June 30, 2010
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

4. INTEREST IN OIL AND GAS PROPERTIES

By a letter of intent dated March 26, 2009, the Company acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500. By a turnkey agreement effectively dated March 29, 2009, the Company acquired a 60% working interest in an oil and gas lease known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000.

The oil and gas properties that the company has have had all costs related to the properties expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The company performed an impairment analysis at the end of 2010 and determined that the properties were not economically viable; at that point the company impaired the properties.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2010
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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2) We did not maintain appropriate cash controls – As of June 30, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As of June 30, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2010, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B: Other Information

None

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Our directors serve until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

7

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Joseph Arcaro	53	President, Principal Executive Officer, Principal Financial Officer, Secretary Treasurer, Secretary, and Director
28

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending June 30, 2010, Form 3 reports were not timely filed by Mr. Yan Liu, a 10% beneficial owner.

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

Summary Compensation Table
Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Gregroy Rotelli	2009 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0
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

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of June 30, 2010, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 6,128,750 Shares of Common Stock issued and outstanding as of June 30, 2010. Addresses for all of the individuals listed in the table below are c/o Toro Ventures, Inc., Suite 632, 228377 Pacific Coast Highway, Malibu, Californa 90265.

Name of Beneficial Owner	Title of Class	Direct Amount of Beneficial Owner	Percent of Class
Yan Liu	Common Stock	3,000,000	48.9%

As of June 30, 2010, none of our other directors or named executive officers owned any shares of our common stock.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans

Item 12: Certain Relationships and Related Transactions

Mr. Rotelli is has over 25 years experience in senior management for both public and early-stage private companies, including former Chief Operating Officer for Direct Stock Market, an online investment bank for emerging growth venture capital financing; Senior Vice President of Marketing for Systems Integrators, one of the largest technology systems companies for publishing in the world whose systems ran many of the major newspapers and news services including the Los Angeles Times, San Francisco Chronicle, Financial Times of London, Reuters World Wide Wire Services, Le Monde In Paris, Oftenposten in Norway, etc.; and Vice President of Marketing for US Search, the leading Internet provider for people search and background checks. His broad range of talent spans operational management, Internet development, oil and gas consulting, new media strategy and capital acquisition. Mr. Rotelli has advised and negotiated in both structured financings and early stage investment capital raising ranging up to a $150 million securitization. Mr. Rotelli has held lead positions in start-ups as well as with established public companies. Mr. Rotelli holds a BA degree in Classics from Brown University in Rhode Island in 1982. He was deemed a Distinguished Scholar at the Regent University in Virginia, where he received his MBA in Marketing and Management in 1985. Mr. Rotelli serves on the boards of directors and strategic advisory boards of several technology, alternative energy and financial services companies.

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

Toro Ventures Inc.

(Registrant)

Signature	Title	Date
/s/ Joseph Arcaro Joseph Arcaro	President, CEO,CFO, Secretary, Treasurer and Director	June 17, 2013

