Form 10-Q
period 2011-03-31
Toro Ventures Inc.
filed 2013-06-18
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

4

Toro Ventures Inc.
Balance Sheets - Unaudited

	March 31,	June 30,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 15,396	$ 15,396
Note payable - related party	85,391	85,391
TOTAL CURRENT LIABILITIES	100,787	100,787

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of March 31, 2011 and 6,128,750 common shares as of June 30, 2010	6,095	6,095
Additional paid-in capital	613,405	599,405
Retained Earnings	(718,287)	(706,287)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	(100,787)
	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Operations

	Three Months Ended		Nine Months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-11	31-Mar-10	31-Mar-11	31-Mar-10	31-Mar-11
OIL AND GAS REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Regulatory and transfer agent fees	—	—	—	—	2,380
Management Fees	3,000	3,000	9,000	9,000	65,843
Professional Fees	—	—	—	—	246,538
Rent	1,000	1,000	3,000	3,000	57,243
Amortization	—	—	—	—	8,125
Impairment Charge	—	—	—	—	334,375
Bank Charges and Interest	—	—	—	—	783
Total Operating Expenses	4,000	4,000	12,000	12,000	718,287

INCOME (LOSS( BEFORE INCOME TAXES	(4,000)	(4,000)	(12,000)	(12,000)	(718,287)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET INCOME (LOSS)	$(4,000)	$(4,000)	$(12,000)	$(12,000)	$(718,287)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,095,000	6,095,000	6,095,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Operations
	Nine months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-11	31-Mar-10	31-Mar-11
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,000)	$(12,000)	$(718,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	—	—	8,125
Expense charged to Contributed Surplus	12,000	12,000	40,000
Write-off of Properties	—	—	334,375
Shares issued for Properties	—	—	342,500
Increase (decrease) in
Accounts receivable	—	—	—
Subscriptions receivable	—	—	—
Accounts payable	—	—	15,396
Net Cash Provided (Used) by Operating Activities	—	—	22,109

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	—	—	(25,000)
Investment in Oil and Gas Properties	—	—	(317,500)
Net Cash Provided (Used) by Investing Activities	—	—	(342,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	—	—	235,000
Contributed Surplus	—	—	—
Loan from Shareholder	—	—	85,391
Net Cash Provided (Used) by Financing Activities	—	—	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS
Beginning	—	—	—
Ending	$—	$—	$—
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$—	$—	$342,500
Interest	$—	$—	$—
Taxes	$—	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.

Notes to Un audited Financial Statements
For the Nine Months Ended March 31, 2011
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Resource Properties - Company follows the successful efforts method of accounting for its oil and gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive are transferred to prove resource properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated resource properties, are charged to expense as incurred. Exploratory drilling costs are charged as expenses until it is determined that the company has proven oil and gas reserves.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2011 or June 30, 2010, respectively.

Asset Retirement Obiligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at March 31, 2011 - $Nil and June 30, 2010 - $Nil.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Nine Months Ended March 31, 2011
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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2011 and 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the nine months ended March 31, 2011, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2011 and June 30, 2010

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Nine Months Ended March 31, 2011
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement at March 31, 2011

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2010

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended March 31, 2011 and 2010.

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

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2011-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Nine Months Ended March 31, 2011
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

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Nine Months Ended March 31, 2011
(Expressed in U.S. Dollars)

5. CAPITAL STOCK

During 2009, the Company did not receive the $50,000 subscription receivable and cancelled or reversed the issuance of 33,750 shares.

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

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing the labor of our directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that we will require funding over the next twelve months to continue our operation. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2011.

Our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2011.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended March 31, 2011, which are included herein.

	31-Mar-10	31-Mar-09	Difference
OPERATING EXPENSES
Management Fees	9,000	9,000	-
Rent	3,000	3,000	-
Total Operating Expenses	12,000	12,000	-

Net Loss	(12,000)	(12,000)	-

We are currently, using all of our resources to find requisite funding to exploit the oil and gas assets acquired. The costs for providing this services is $4,000 per quarter..

There were no oil and gas revenues recorded during the quarter

Liquidity and Financial Condition

At March 31, 2011 and June 30, 2010 we had a working capital deficit of $107,787.

At March 31, 2011, our total assets were $Nil as our interests in oil and gas properties were written off.

At March 31, 2011, our total liabilities were $100,787, of which $15,396 consisted of accounts payable and accrued liabilities and $85,391 consisted of shareholder loans.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2011 or June 30, 2010, respectively.

Asset Retirement Obiligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at March 31, 2011 - $Nil and June 30, 2010 - $Nil.

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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2011 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended March 31, 2011, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2011 and June 30, 2010:

Fair Value Measurement at March 31, 2011

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2010

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended March 31, 2011 and 2010

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

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2011-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2) We did not maintain appropriate cash controls – As of March 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As of March 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have accrued accumulated net losses of $718,287 for the period from inception (April 11, 2005) to March 31, 2011. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On December 18, 2008, Gregory Rotelli was appointed as our president, secretary, treasurer and director. Mr. Joe Arcaro was appointed on April 5, 2012 to become the sole director and officer of the Company. Mr. Arcaro has over 15 years’ experience in the venture capital and securities industries.

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

