Form 10-K
period 2011-06-30
Toro Ventures Inc.
filed 2013-06-18
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended June 30th, 2011

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
1

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

We have accrued accumulated net losses of $722,287 for the period from inception (April 11, 2005) to June 30, 2011 and have revenues of $Nil to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Oil and Gas Interests

By a letter of intent dated March 26, 2010, the Company acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500. The funding for this acquisition was derived from a private placement of 33,750 shares of our common stock.

By a turnkey agreement effectively dated March 29, 2010, the Company acquired a 60% working interest in an oil and gas leases known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000. The funding for this acquisition was derived from a private placement of 250,000 shares of our common stock.

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

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the year ended June 30, 2011.

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

Recent Issuances of Unregistered Securities

From February through March 2010 pursuant to a $500,000 equity private placement, the Company issued a total of 250,000 shares to a group of accredited investors of restricted Common Stock at an average value of $2.00 per share. The funds raised were used to acquire Toro's 60% interest of the Crown Oil & Gas Lease in Pottowatomie County, Oklahoma. The Company is relying on exemption from registration pursuant to Regulation S of the Securities Act of 1933. Of these shares 33,750 were cancelled and the Subscription Receivable of $50,000 was not received.

In May 2010 pursuant to a $67,500 equity private placement, the Company issued a total of 33,750 shares to a group of accredited investors of restricted Common Stock at an average value of $2.00 per share. The funds raised were used to acquire Toro's 15% interest of the Quinlan #3 Oil & Gas Lease in Pottowatomie County, Oklahoma. The Company is relying on exemption from registration pursuant to Regulation S of the Securities Act of 1933.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended June 30 2011, which are included herein.

	30-Jun-11	30-Jun-10	Difference
OPERATING EXPENSES
Management Fees	12,000	12,000	-
Rent	4,000	4,000	-
Total Operating Expenses	$ 16,000	$ 16,000	$ -

We are currently, using all of our resources to find requisite funding to exploit the oil and gas assets acquired. The costs for providing this services is $4,000 per quarter..

There were no oil and gas revenues recorded during the year

Liquidity and Financial Condition

At June 30, 2011 and 2010, we had a working capital deficit of $100,787.

At June 30, 2011, our total assets were $Nil.

At June 30, 2011, our total liabilities were $100,787, of which $15,396 consisted of accounts payable and accrued liabilities and $85,391 consisted of shareholder loans.

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

Item 7: Financial Statements

Our unaudited interim financial statements for the year ended June 30, 2011 form part of this annual report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Toro Ventures Inc.
Balance Sheets
	June 30,	June 30,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 15,396	$ 15,396
Note payable - related party	85,391	85,391
TOTAL CURRENT LIABILITIES	100,787	100,787

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	6,095	6,095
Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of June 30, 2011 and 6,128,750 common shares as of June 30, 2010
Additional paid-in capital	615,405	599,405
Retained Earnings (Deficit)	(722,287)	(706,287)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	356,538
	$ -	$ 406,809

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Operations (Unaudited)

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2011	June 30, 2010	June 30, 2011
OPERATING EXPENSES
Regulatory and transfer agent fees	—	—	2,380
Management Fees	12,000	12,000	71,843
Professional Fees	—	—	246,538
Rent	4,000	4,000	68,243
Amortization	—	—	8,125
Impairment Charge	—	—	334,375
Bank Charges and Interest	—	—	783
Total Operating Expenses	16,000	16,000	722,287

INCOME (LOSS( BEFORE INCOME TAXES	(16,000)	(16,000)	(722,287)

PROVISION FOR INCOME TAXES	—	—	—

NET INCOME (LOSS)	$(16,000)	$(16,000)	$(722,287)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,095,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Stockholders’ Equity (Unaudited)

	# of Shares	Par Value	Contributed Surplus	Retained Earnings	Total
Shares Issued for Cash	5,570,000	$5,570	$29,430		$35,000
Shares Issued for Franchise	275,000	275	24,725		25,000
Net Loss for year ended June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005	5,845,000	5,845	54,155	(9,562)	50,438

Net Loss for year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,845	54,155	(57,658)	2,342

Net Loss for year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	5,845,000	5,845	54,155	(81,412)	(21,412)

Shares Issued for Cash	125,000	125	249,875		250,000
Shares Issued for Property	158,750	159	317,341		317,500
Net Loss for year ended June 30, 2008				(189,550)	(189,550)
Balance June 30, 2008	6,128,750	6,129	621,371	(270,962)	356,538

Buyback of Shares	(33,750)	(34)	(49,966)		(50,000)
Expenses forgiven to Contributed Surplus		12,000		12,000
Net Loss for year ended June 30, 2009				(419,325)	(419,325)
Balance June 30, 2009	6,095,000	6,095	583,405	(690,287)	(100,787)

Expenses forgiven to Contributed Surplus		16,000		16,000
Net Loss for year ended June 30, 2010				(16,000)	(16,000)
Balance June 30, 2010	6,095,000	6,095	599,405	(706,287)	(100,787)

Expenses forgiven to Contributed Surplus		16,000		16,000
Net Loss for year ended June 30, 2011				(16,000)	(16,000)
Balance June 30, 2011	6,095,000	$6,095	$615,405	$(722,287)	$(100,787)

Toro Ventures Inc.
Statements of Cash Flows (unaudited)
	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,000)	$(16,000)	$(722,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	—	—	8,125
Expense charged to Contributed Surplus	16,000	16,000	44,000
Write-off of Properties	—	—	359,375
Shares issued for Properties	—	—	342,500
Increase (decrease) in
Subscriptions receivable	—	—	—
Accounts payable	—	—	15,396
Net Cash Provided (Used) by Operating Activities	—	—	22,109

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	—	—	(25,000)
Investment in Oil and Gas Properties	—	—	(317,500)
Net Cash Provided (Used) by Investing Activities	—	—	(342,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	—	—	235,000
Loan from Shareholder	—	—	85,391
Net Cash Provided (Used) by Financing Activities	—	—	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS
Beginning	—	—	—
Ending	$—	$—	$—
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$—	$—	$342,500
Interest	$—	$—	$—
Taxes	$—	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2011
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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at June 30, 2011 or June 30, 2010, respectively.

Asset Retirement Obligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at June 30, 2011 - $Nil and June 30, 2010 - $Nil.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2011
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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2011 and 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended June 30, 2011, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2011 and June 30, 2010

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2011
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement at June 30, 2011

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2010

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the year ended June 30, 2011 and 2010.

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
For the Year Ended June 30, 2011
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

4. INTEREST IN OIL AND GAS PROPERTIES

By a letter of intent dated March 26, 2010, the Company acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500. By a turnkey agreement effectively dated March 29, 2010, the Company acquired a 60% working interest in an oil and gas lease known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000.

The oil and gas properties that the company has have had all costs related to the properties expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The company performed an impairment analysis at the end of 2011 and determined that the properties were not economically viable; at that point the company impaired the properties.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2011
(Expressed in U.S. Dollars)

5. CAPITAL STOCK

During 2009, the Company did not receive the $50,000 subscription receivable and cancelled or reversed the issuance of 33,750 shares.

6. INCOME TAXES

The Company has tax losses of $722,287 which may be applied against future taxable income. The Company has not recorded a corresponding future tax asset.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2) We did not maintain appropriate cash controls – As of June 30, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As of June 30, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
29

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending June 30, 2011, Form 3 reports were not timely filed by Mr. Yan Liu, a 10% beneficial owner.

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

Summary Compensation Table
Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Gregroy Rotelli	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0
President, Treasurer, Secretary, and Director	2009	0	0	0	0	0	0	0

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

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of June 30, 2011, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 6,128,750 Shares of Common Stock issued and outstanding as of June 30, 2011. Addresses for all of the individuals listed in the table below are c/o Toro Ventures, Inc., Suite 632, 22837 Pacific Coast Highway, Malibu, California 90265.

Name of Beneficial Owner	Title of Class	Direct Amount of Beneficial Owner	Percent of Class
Yan Liu	Common Stock	3,000,000	48.9%

As of June 30, 2011, none of our other directors or named executive officers owned any shares of our common stock.

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

Toro Ventures Inc.

(Registrant)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of June 2013

Toro Ventures Inc.

(Registrant)

Signature	Title	Date
/s/ Joseph Arcaro Joseph Arcaro	President, CEO,CFO, Secretary, Treasurer and Director	June 17, 2013

