Form 10-K
period 2013-06-30
Toro Ventures Inc.
filed 2013-09-27
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended June 30th, 2013

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
(Address of principal executive office)

310-887-6391
(Issuer's telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [X]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ ]	No [X ]

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of September 26, 2013 is $243,800.

1

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of September 26, 2013 there are 26,095,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No[ X ]

		Page
PART I

Item 1.	Business.	4
Item 1A.	Risk Factors.	5
Item 2.	Description of Properties.	10
Item 3.	Legal Proceedings.	12
Item 4.	Submission of Matters to Vote of Security Holders	11

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	12
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations.	14
Item 7.	Financial Statements.	17
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	27
Item 8A.	Controls and Procedures.	27
Item 8B.	Other Information.	28

PART III

Item 9.	Directors, Executive Officers and Corporate Governance.	28
Item 10.	Executive Compensation.	30
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	31
Item 12.	Certain Relationships and Related Transactions, and Director Independence.	31
Item 13.	Exhibits.	32
Item 14.	Principal Accountant Fees and Services	32
	Signatures	33

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

We have accrued accumulated net losses of $783,772 for the period from inception (April 11, 2005) to June 30, 2013 and have revenues of $Nil to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Oil and Gas Interests

By a letter of intent dated March 26, 2007, the Company acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500. The funding for this acquisition was derived from a private placement of 33,750 shares of our common stock.

By a turnkey agreement effectively dated March 29, 2007, the Company acquired a 60% working interest in an oil and gas leases known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000. The funding for this acquisition was derived from a private placement of 250,000 shares of our common stock.

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

Employees

The Company has no full time employees and one part time employee.

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

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the year ended June 30, 2013.

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

In May 2012 pursuant to a $67,500 equity private placement, the Company issued a total of 33,750 shares to a group of accredited investors of restricted Common Stock at an average value of $2.00 per share. The funds raised were used to acquire Toro's 15% interest of the Quinlan #3 Oil & Gas Lease in Pottowatomie County, Oklahoma. The Company is relying on exemption from registration pursuant to Regulation S of the Securities Act of 1933.

On April 25, 2012, the Company issued 10,000,000 to the president for services rendered. The value of the shares on April 25, 2013 was $0.001, therefore the services were valued at $10,000. On September 5, 2012, the Company issued 10,000,000 shares of common stock for services rendered. The value of the shares on September 5, 2012 was $0.001, therefore the services were valued at $10,000.

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

On March 26, 2007, we acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500.

By a turnkey agreement dated March 29, 2007, we acquired a 60% working interest in an oil and gas lease known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended June 30 2013, which are included herein.

	June 30, 2013	June 30, 2012	Difference	Ref
OPERATING EXPENSES
Regulatory	$4,200	$—	$4,200	(1)
Management	22,000	22,000	—	(2)
Professional	5,000	—	5,000	(3)
Rent	4,000	4,000	—	(4)
Office	285	—	285
Total Operating Expenses	$35,485	$26,000	$9,485

(1)	Regulatory expenses for filing was $4,200 in 2013. No filings took place in 2012.
(2)	10,000,000 shares of common stock were issued at par value of $0.001 to the President to pay for services rendered in 2012. Plus a management fee of $1,000 was accrued. Similarly in 2013 10,000,000 shares of common stock were issued at par value of $0.001 to the President to pay for services rendered in 2013.
(3)	Accounting fees of $5,000 were incurred in 2013 over $nil fees in 2012.
(4)	Rent was accrued at $4,000 per year in both 2013 and 2012.

We are currently, using all of our resources to find requisite funding to exploit the oil and gas assets acquired.

There were no oil and gas revenues recorded during the year

Liquidity and Financial Condition

At June 30, 2013 we had a working capital deficit of $9,485; and 2012 we had a working capital deficit of $Nil.

At June 30, 2013, our total assets were $Nil.

At June 30, 2013, our total liabilities were $9,485

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

Item 7: Financial Statements

Our unaudited interim financial statements for the year ended June 30, 2013 form part of this annual report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Toro Ventures Inc.
Balance Sheets
	June 30,	June 30,
	2013	2012
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$—
Total Current Assets	—	—
Other Assets
Interer in Oil and Gas Properties	—	—
	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$—
Due to related party	9,485	—
TOTAL CURRENT LIABILITIES	9,485	—

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	26,095	16,095
Authorized - 75,000,000 $0.001 par value common shares Issued - 26,095,000 as of June 30, 2013 and 16,095,000 common shares as of June 30, 2012
Additional paid-in capital	748,192	732,192
Retained Earnings (Deficit)	(783,772)	(748,287)
TOTAL STOCKHOLDERS' EQUITY	(9,485)	—
	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Operations (unaudited)
	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2013	June 30, 2012	June 30, 2013
OPERATING EXPENSES
Regulatory and transfer agent fees	4,200	—	6,580
Management Fees	22,000	12,000	115,843
Professional Fees	5,000	—	251,538
Rent and office	4,285	4,000	66,528
Amortization	—	—	8,125
Impairment Charge	—	—	334,375
Bank Charges and Interest	—	—	783
Total Operating Expenses	35,485	16,000	783,772

INCOME (LOSS( BEFORE INCOME TAXES	(35,485)	(16,000)	(783,772)

PROVISION FOR INCOME TAXES	—	—	—

NET INCOME (LOSS)	$(35,485)	$(16,000)	$(783,772)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	24,588,151	7,903,219

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Stockholders’ Equity (Unaudited)

	# of Shares	Par Value	Additional Paid In Capital	Retained Earnings	Total
Shares Issued for Cash	5,570,000	$5,570	$29,430		$35,000
Shares Issued for Franchise	275,000	275	24,725		25,000
Net Loss for year				(9,562)	(9,562)
Balance June 30, 2005	5,845,000	5,845	54,155	(9,562)	50,438
Net Loss for year				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,845	54,155	(57,658)	2,342
Net Loss for year				(23,754)	(23,754)
Balance June 30, 2007	5,845,000	5,845	54,155	(81,412)	(21,412)
Shares Issued for Cash	125,000	125	249,875		250,000
Shares Issued for Property	158,750	159	317,341		317,500
Net Loss for year				(189,550)	(189,550)
Balance June 30, 2008	6,128,750	6,129	621,371	(270,962)	356,538
Buyback of Shares	(33,750)	(34)	(49,966)		(50,000)
Expenses forgiven to Additional Paid in Capital		12,000		12,000
Net Loss for year				(419,325)	(419,325)
Balance June 30, 2009	6,095,000	6,095	583,405	(690,287)	(100,787)
Expenses forgiven to Additional Paid In Capital		16,000		16,000
Net Loss for year				(16,000)	(16,000)
Balance June 30, 2010	6,095,000	6,095	599,405	(706,287)	(100,787)
Expenses forgiven to Additional Paid in Capital		16,000		16,000
Net Loss for year				(16,000)	(16,000)
Balance June 30, 2011	6,095,000	6,095	615,405	(722,287)	(100,787)
Shares issued for services	10,000,000	10,000			10,000
Debts forgiven to Additional Paid in Capital			100,787		100,787
Expenses forgiven to Additional Paid In Capital		16,000	16,000
Net Loss for year				(26,000)	(26,000)
Balance June 30, 2012	16,095,000	16,095	732,195	(748,287)	—
Shares issued for services	10,000,000	10,000	—	—	10,000
Expenses forgiven to Additional Paid in Capital		16,000		16,000
Net Loss for year				(35,485)	(35,485)
Balance June 30, 2013	26,095,000	$26,095	$748,192	$(783,772)	$(9,485)

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc. Statements of Cash Flows (unaudited)
	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(35,485)	$(26,000)	$(783,772)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	—	—	8,125
Expense charged to Additional Paid In Capital	16,000	16,000	76,000
Shares for services	10,000	10,000	20,000
Write-off of Properties	—	—	359,375
Shares issued for Properties	—	—	342,500
Increase (decrease) in
Accounts payable	—	(100,787)	—
Net Cash Provided (Used) by Operating Activities	(9,485)	(100,787)	22,228

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	—	—	(25,000)
Investment in Oil and Gas Properties	—	—	(317,500)
Net Cash Provided (Used) by Investing Activities	—	—	(342,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	—	—	235,000
Debts charged to Additional Paid In Capital	—	100,787	100,787
Loan from Shareholder	9,485	—	9,485
Net Cash Provided (Used) by Financing Activities	9,485	100,787)	320,272
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS
Beginning	—	—	—
Ending	$—	$—	$—
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$—	$—	$342,500
Stock issued for services	$20,000	$—	$20,000
Debt forgiveness to Additional Paid In Capital	$100,787	$—	$100,787

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2013
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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at June 30, 2013 or June 30, 2012, respectively.

Asset Retirement Obligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at June 30, 2013 - $Nil and June 30, 2012 - $Nil.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2013
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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2013 and 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended June 30, 2013, there was no stock based compensation.

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
For the Year Ended June 30, 2013
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement at June 30, 2013

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2012

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the year ended June 30, 2013 and 2007

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU 2013-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2013-02. This update amends ASU 2013-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2013. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2013, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2013-02 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2013-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2013-22 (SEC Update)” in Accounting Standards Update No. 2013-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2013-03 is not expected to have a material impact on our financial position or results of operations.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2013
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2013-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on our financial position or results of operations.

In February 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. . The guidance in ASU 2013-02 is intended to provide guidance in the reclassification of Accumulated Other Comprehensive Income to net income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2013. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have yet been issued.

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

4. INTEREST IN OIL AND GAS PROPERTIES

By a letter of intent dated March 26, 2007, the Company acquired a 15% working interest in the Quinlan #3 Oil and Gas lease in Pottowatomie County, Oklahoma in consideration for the payments totaling $67,500. By a turnkey agreement effectively dated March 29, 2007, the Company acquired a 60% working interest in an oil and gas lease known as the Crown Oil and Gas Lease in Pottowatomie County, Oklahoma for $250,000.

The oil and gas properties that the company has have had all costs related to the properties expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The company performed an impairment analysis at the end of 2008 and determined that the properties were not economically viable; at that point the company impaired the properties.

Toro Ventures Inc.

Notes to Unaudited Financial Statements
For the Year Ended June 30, 2013
(Expressed in U.S. Dollars)

5. CAPITAL STOCK

On April 25, 2012, the Company issued 10,000,000 shares of common stock valued at $10,000 to a director of the Company. On September 5, 2012, the Company issued of 10,000,000 shares of common stock valued at $10,000 to a director of the Company.

During the year, expenses of $16,000 were charged to Additional Paid In Capital. During 2012, the accounts payable for $15,396 and the note payable to a related party for $85,391 were charged to Additional Paid In Capital.

6. INCOME TAXES

The Company has tax losses of $783,772 which may be applied against future taxable income. The Company has not recorded a corresponding future tax asset.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)     We did not maintain appropriate cash controls – As of June 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As of June 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Joseph Arcaro	46	President, Principal Executive Officer, Principal Financial Officer,, Secretary Treasurer, Secretary, and Director

Background of officers and directors

Mr. Arcaro has been in the brokerage and venture capital business for the last 16 years.

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

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers. A copy of the code of ethics was attached to the Company’s Annual Report on Form 10-KSB filed on September 26, 2008 as Exhibit 14.1.

Item 10: Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Joseph Arcaro President, Treasurer, Secretary and Director	2012 2013	10,000 10,000	0	0	0	0	0	0
Gregory Rotelli	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0
President, Treasurer, Secretary, and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of June 30, 2013, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 16,095,000 Shares of Common Stock issued and outstanding as of June 30, 2013. Addresses for all of the individuals listed in the table below are c/o Toro Ventures, Inc., Suite 632, 228377 Pacific Coast Highway, Malibu, California 90265.

Name of Beneficial Owner	Title of Class	Direct Amount of Beneficial Owner	Percent of Class
Yan Liu	Common Stock	3,000,000	9.3%
Joseph Arcaro	Common Stock	20,000,000	62.1%

As of June 30, 2013, none of our other directors or named executive officers owned any shares of our common stock.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans

Item 12: Certain Relationships and Related Transactions

Joe Arcaro, director and CEO, entitled to himself to be issued 10,000,000 shares of the Company in exchange for services valued at $10,000. During 2012, Joe Arcaro, director and CEO, issued to himself 10,000,000 shares of the Company in exchange for services valued at $10,000

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13: Exhibits

Exhibit No. Description

3.1 Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and

Exchange Commission on August 15, 2005)

3.2 Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on August 15, 2005)

10.1 Master Franchise Agreement (incorporated by reference to the Form 10-SB filed with the Securities and Exchange

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of September 2013

TORO VENTURES INC.
(Registrant)

Signature	Title	Date
/s/ Joseph Arcaro Joseph Arcaro	President, CEO,CFO, Secretary, Treasurer and Director	September 27, 2013

