Form 10-Q
period 2013-09-30
Toro Ventures Inc.
filed 2013-11-12
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

[ X ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 26,095,000 common shares issued and outstanding as of November 11, 2013

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

4

Toro Ventures Inc.
Balance Sheets (unaudited)
	September 30,	June 30,
	2013	2013
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,000	$—
Note payable	9,485	9,485
TOTAL CURRENT LIABILITIES	10,485	9,485

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	26,095	26,095
Authorized - 75,000,000 $0.001 par value common shares Issued - 26,095,000 as of September 30, 2013 and as of June 30, 2013.
Additional paid-in capital	752,192	748,192
Retained Earnings	(788,772)	(783,772)
TOTAL STOCKHOLDERS' EQUITY	(10,485)	(9,485)
	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Operations

	Three months ended		Cumulative from Date of Inception on April 11, 2005 to
	September 30, 2013	September 30, 2012	September 30, 2013
OIL AND GAS REVENUES	$ -	$ -	$ -
OPERATING EXPENSES
Regulatory and transfer agent fees	—	4,200	6,580
Management Fees	3,000	3,000	118,843
Professional Fees	1,000	5,000	252,538
Rent	1,000	1,000	67,243
Office	—	285	285
Amortization	—	—	8,125
Impairment Charge	—	—	334,375
Bank Charges and Interest	—	—	783
Total Operating Expenses	5,000	13,485	788,772

INCOME (LOSS) BEFORE INCOME TAXES	(5,000)	(13,485)	(788,772)

PROVISION FOR INCOME TAXES	—	—	—

NET INCOME (LOSS)	$(5,000)	$(13,485)	$(788,772)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	26,095,000	16,128,750

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Statements of Cash Flows
	Three months Ended September 30		Cumulative from Date of Inception on April 11, 2005 to
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,000)	$(13,485)	$(788,772)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	—	—	8,125
Expense charged to Contributed Surplus	4,000	4,000	80,000
Write-off of Properties	—	—	359,375
Shares issued for Properties	—	—	342,500
Shares issued for Services	—	—	20,000
Increase (decrease) in
Accounts payable	1,000	—	1,000
Net Cash Provided (Used) by Operating Activities	—	(9,485)	22,228
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	—	=-	(25,000)
Investment in Oil and Gas Properties	—	—	(317,500)
Net Cash Provided (Used) by Investing Activities	—	—	(342,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	—	—	210,000
Contributed Surplus	—	—	100.,787
Loan from Shareholder	—	9,485	9,485
Net Cash Provided (Used) by Financing Activities	—	9,485	320,272
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS
Beginning	—	—	—
Ending	$—	$—	$—
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$—	$—	$342,500
Stock issued for services	$—	$—	$20,000
Debt forgiveness to Contributed Surplus	$—	$—	$100,787

See Accompanying Notes to Unaudited Financial Statements

Toro Ventures Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2013

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2013 or June 30, 2013, respectively.

Toro Ventures Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at September 30, 2013 - $Nil and June 30, 2013 - $Nil.

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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2013 and 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the three months ended September 30, 2013, there was no stock based compensation.

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

Toro Ventures Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2013 and June 30, 2013

Fair Value Measurement at September 30, 2013

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2013

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended September 30, 2013 and 2012

Toro Ventures Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Toro Ventures Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2013

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

The oil and gas properties that the company has have had all costs related to the properties expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The company performed an impairment analysis at the end of 2013 and determined that the properties were not economically viable; at that point the company impaired the properties.

5. CAPITAL STOCK

During 2009, the Company did not receive the $50,000 subscription receivable and cancelled or reversed the issuance of 33,750 shares.

During the year, the accounts payable for $15,396 and the note payable to a related party for $85,391 were charged to contributed surplus.

6. PROMISSORY NOTE

On October 31, 2012, the Company entered into a 10% per annum Promissory Note due October 31, 2013. If unpaid at October 31, 2013, the Promissory Note is convertible into common shares at the rate of $0.0001 per share.

7. INCOME TAXES

The Company has tax losses of $788,772 which may be applied against future taxable income. The Company has not recorded a corresponding future tax asset.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors”, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next nine months ending June 30, 2013.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2013, which are included herein.

	Three months ended
	September 30, 2013	September 30, 2012	Difference
OPERATING EXPENSES
Regulatory and transfer agent fees	$—	$4,200	$(4,200)
Management Fees	3,000	3,000	—
Rent	1,000	1,000	—
Professional Fee	—	1,000	(1,000)
Office	—	285	(285)
Total Operating Expenses	4,000	9,485	(5,485)

We are currently, using all of our resources to find requisite funding to exploit the oil and gas assets acquired. The costs for providing this services is $4,000 per quarter.

Our accumulated losses increased to $788,772 as of September 30, 2013. Our financial statements report a net loss of $4,000 for YTD -2013 compared to a net loss of $4,000 for YTD -2013.

Liquidity and Financial Condition

At September 30, 2013 and June 30, 2013, we had a working capital deficit of $1,000.

At September 30, 2013, our total assets were $Nil.

At September 30, 2013, our total liabilities were $Nil,

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements other than a $9,485 which can be converted to common shares of the Company at a rate of $0.001 per share.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2013 or June 30, 2013, respectively.

Asset Retirement Obligation (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at September 30, 2013 - $Nil and June 30, 2013 - $Nil.

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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2013 and 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended September 30, 2013, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2013 and 2012:

Fair Value Measurement at September 30, 2013

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

Fair Value Measurement at June 30, 2013

	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$ -	$ -	$ -
	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended September 30, 2013 and 2012

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)     We did not maintain appropriate cash controls – As of September 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As of September 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have accrued accumulated net losses of $788,772 for the period from inception (April 11, 2005) to September 30, 2013. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

The proceeds from our private offerings completed in 2012 and funds borrowed since this private offering, provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

On April 5, 2012, Mr. Joseph Arcaro was appointed to become the sole director and officer of the Company. Mr. Arcaro has over 15 years’ experience in the venture capital and securities industries.

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

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
November 12 , 2013

