Form 10-Q/A
period 2008-12-31
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO 1 TO

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51974

BAYING ECOLOGICAL HOLDING GROUP INC.
formerly known as
TORO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 632, 22837 Pacific Coast Highway, Malibu, California	90265
(Address of principal executive offices)	(Zip Code)

310-887-6391
(Registrant’s telephone number, including area code)

850 Stephenson Highway, Suite 310
Troy, Michigan 48083
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☒ YES   ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 16,095,000 common shares issued and outstanding as of June 10, 2013

On February 12, 2014, Toro Ventures Inc., now known as Baying Ecological Holding Group Inc., a Nevada corporation (the "Company") received a comment letter from the Securities and Exchange Commission regarding its filing of Form 10-K for fiscal year ended June 30, 2013 (the "SEC Comment Letter"). The SEC Comment Letter noted that the Company previously filed eighteen periodic reports on June 18, 2013 covering our fiscal years 2009 through 2013 (collectively, the "SEC Reports"). The SEC Reports were filed by prior management and reflected that the Company believed it was an "inactive entity" as defined in Rule 3-11 of Regulation S-X and therefore did not need to provide audited or reviewed financial statements with its filings. The Company had not engaged an independent accountant to audit or review its financials.

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Quarterly Report on Form 10-Q for six month period ended December 31, 2008.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended December 31, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	December 31,	June 30,
	2008	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$-	$21,809
Accounts Receivable		-
Subscription Receivable	-	50,000
Total Current Assets	- -	71,809
Other Assets
Investment in Franchise	-	25,000
Accumulated Amortization	-	(7,500)
Net Investment in Franchise	-	17,500
Interest in Oil and Gas Properties	-	317,500
	$-	$406,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$14,880
Note payable - related party	85,391	35,391
TOTAL CURRENT LIABILITIES	100,787	50,271

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of December 31, 2008 and 6,128,750 common shares as of June 30, 2008.	6,095	6,129
Additional paid-in capital	575,405	621,371
Retained Earnings	(682,287)	(270,962)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	356,538
	$-	$406,809

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months ended		Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-08	31-Dec-07	31-Dec-08	31-Dec-07	31-Dec-08

OIL AND GAS REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	650	-	2,380
Management Fees	3,000	-	13,642	-	41,843
Professional Fees	-	3,309	59,542	3,339	246,538
Rent	2,335	-	2,446	3,000	48,243
Amortization	-	-	625	625	8,125
Impairment Charge	317,500	-	334,375	-	334,375
Bank Charges and Interest	-	-	45	24	783
Total Operating Expenses	322,835	3,309	411,325	6,988	682,287

INCOME (LOSS) BEFORE INCOME TAXES	(322,835)	(3,309)	(411,325)	(6,988)	(682,287)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(322,835)	$(3,309)	$(411,325)	$(6,988)	$(682,287)

NET INCOME (LOSS) PER SHARE	$(0.05)	$(0.00)	$(0.07)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,128,750	6,095,000	6,128,750

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-08	31-Dec-07	31-Dec-08

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(411,325)	$(6,988)	$(682,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	625	625	8,125
Expense charged to Contributed Surplus	4,000	-	-4,000
Write-off of Franchise Fee	16,875	-	16,875
Issuance of Stock	-	-	342,500
Increase (decrease) in
Accounts receivable	-	-	-
Subscriptions receivable	-	-	-
Accounts payable	516	4,931	15,396
Net Cash Provided (Used) by Operating Activities	(389,309)	(1,432)	(295,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties-Write off	317,500	-	-
Net Cash Provided (Used) by Investing Activities	317,500	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Contributed Surplus	-	-	-
Loan from Shareholder	50,000	7,600	85,391
Net Cash Provided (Used) by Financing Activities	50,000	7,600	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,809)	6,168	-
CASH AND CASH EQUIVALENTS
Beginning	21,809	958	-
Ending	$-	$7,126	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Baying Ecological Holding Group Inc. (formerly Toro Ventures Inc. was incorporated in Nevada on April 11, 2005. The company changed its name from Toro Ventures Inc. effective February 7, 2014.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2008 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through December 31, 2008 of $682,287.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable.

In Management's opinion all adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are normal and recurring.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Revenue Recognition

The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

Fair value of financial instruments

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

Recently issued accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – DEBT /RELATED PARTY

Loan Payable

The Company is indebted to a related party for $85,391. Terms are due upon demand without interest.

RELATED PARTY TRANSACTION

The Company has charged to expense with a corresponding credit to paid in capital cost of donated services of its officer which were $3,000 per quarter for management fees and $1,000 per quarter for rent.

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized

75,000,000 common shares with a par value of $0.001.

Shares Issued

During the period the Company cancelled 33,750 shares of stock originally for a subscription agreement resulting in an outstanding share balance of 6,095,000.

NOTE 6 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Deferred Tax Assets – Non-current:

NOL Carryover	$270,963	$81,412
Payroll Accrual	-	-
Less valuation allowance	(270,963)	(81,412)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2008 and 2007 due to the following:

	2008	2007
Book Income	$(189,551)	$(23,754)
Meals and Entertainment	-	-
Stock for Services	-	-
Accrued Payroll	-	-
Valuation allowance	189,551	23,754
	$-	$-

NOTE 6 – INCOME TAX (continued)

At June 30, 2008, the Company had net operating loss carry forwards of approximately $270,963 that may be offset against future taxable income to the year 2023.. No tax benefit has been reported in the June 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is one such event that are material to the financial statements to be disclosed:

1.	The Company in December 2013 underwent a change of control and will seek a new business direction.

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

G ENERAL OVERVIEW

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended December 31, 2008, which are included herein. The financial information in the table above is derived from the quarterly unaudited financial statements. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Six Month Period Ended December 31, 2008 Compared to Six Month Period Ended December 31, 2007

For the Six Months Ended December 31,	2008	2007

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	650	-0-
Management fees	13,642	-0-
Professional fees	59,542	3,339
Rent	2,446	3,000
Amortization	625	625
Impairment Charge	334,375	-0-
Bank Charges and Interest	45	24
Total operating expenses	411,325	6,988

Net Income (Loss)	(61,536)	(8,307)

Our net loss for the six month period ended December 31, 2008 was ($411,325) compared to a net loss of ($6,988) during the six month period ended December 31, 2007, an increase of $404,337. During the six month periods ended December 31, 2008 and December 31, 2007, we did not generate any revenue.

During the six month period ended December 31, 2008, we incurred operating expenses of $411,325 compared to $6,988 incurred during the six month period ended December 31, 2007. During the six month period ended December 31, 2008, operating expenses consisted of: (i) regulatory and transfer agent fees of $650 (2007: $-0-); (ii) management fees of $13,642 (2007: $-0-); (iii) professional fees of $59,542 (2007: $3,339); (iv) rent of $2,446 (2007: $3,000); (v) amortization of $625 (2007: $625; (vi) impairment charge of $334,375 (2007: $-0-); and (vii) bank charge and interest of $45 (2007: 24). The increase in operating expenses during the six month period ended December 31, 2008 from 2007 was primarily attributable to the recording of the impairment charge of $334,375.

Thus, our net loss and loss per share during the six month period ended December 31, 2008 was ($411,325) or ($0.07) per share compared to a net loss and loss per share of ($6,988) or $0.00 per share during the six month period ended December 31, 2007.

Three Month Period Ended December 31, 2008 Compared to Three Month Period Ended December 31, 2007

Our net loss for the three month period ended December 31, 2008 was ($322,835) compared to a net loss of ($3,309) during the three month period ended December 31, 2007, an increase of $319,526. During the three month periods ended December 31, 2008 and December 31, 2007, we did not generate any revenue.

During the three month period ended December 31, 2008, we incurred operating expenses of $322,835 compared to $3,309 incurred during the three month period ended December 31, 2007. During the three month period ended December 31, 2008, operating expenses consisted of: (i) management fees of $3,000 (2007: $-0-); (ii) professional fees of $-0- (2007: $3,309); (iii) rent of $2,335 (2007: $-0-); and (iv) impairment charge of $317,500 (2007: $-0-). The increase in operating expenses during the three month period ended December 31, 2008 from 2007 was primarily attributable to the recording of the impairment charge of $317,500.

Thus, our net loss and loss per share during the three month period ended December 31, 2008 was ($322,835) or ($0.05) per share compared to a net loss and loss per share of ($3,309) or $0.00 per share during the three month period ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2008

As of December 31, 2008, our current assets were $-0- and our current liabilities were $100,787, which resulted in a working capital deficit of $100,787. As of December 31, 2008, current liabilities were comprised of: (i) $15,396 in accounts payable; and (ii) $85,391 in notes payable - related party.

As of December 31, 2008, our total assets were $-0-. The decrease in total assets during the six month period ended December 31, 2008 from fiscal year ended June 30, 2007 was due to the decrease in currents assets of $71,809 and decrease in other assets of $317,500.

As of December 31, 2008, our total liabilities were $100,787 comprised entirely of current liabilities. The increase in liabilities during the six month period ended December 31, 2008 from fiscal year ended June 30, 2007 was primarily due to the increase in notes payable from related party.

Stockholders’ equity (deficit) increased from $356,538 for fiscal year ended June 30, 2007 to ($100,787) for six month period ended December 31, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2008, net cash flows used in operating activities was ($389,309) compared to ($1,432) for six month period ended December 31, 2007. Net cash flows used in operating activities consisted primarily of a net loss of $411,325 (2007: $6,988), which was partially adjusted by $625 (2007: $625) for amortization expense. Net cash flows used in operating activities was further changed by a decrease of other $4,000 (2007: $-0-) for expense charged to contributed surplus and $16,875 (2007: $-0-) as write-off of franchise fee, and an increase of $516 (2007: $4,931) in accounts payable.

Cash Flows from Investing Activities

For the six month period ended December 31, 2008, net cash flows provided by investing activities was $317,500 (2007: $-0-) relating to write-off of investment in oil and gas properties.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended December 31, 2008, net cash flows provided by financing activities was $50,000 (2007: $7,600) relating to loan from shareholder.

MATERIAL COMMITMENTS

As at December 31, 2008 we were indebted to a related party for $85,391. Terms are due upon demand with no interest accruing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

This QUARTERLY report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART II – OTHER INFORMATION

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

We have no way to evaluate the likelihood that our business will be successful. We have earned minimal revenues as of the date of this  quarterly report. Potential investors should be aware of the difficulties normally encountered by exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without greatly increasing our revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn significant revenue to achieve profitability and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have accrued accumulated net losses of $ 682 ,287 for the period from inception (April 11, 2005) to December 31, 2008. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Amendment to current laws and regulations governing our proposed operations could have a material adverse impact on our proposed business.

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

Estimates of oil reserves that we may make may be inaccurate which could have a material adverse effect on us.

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

Increases in our operating expenses will impact our operating results and financial conditions.

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

Our operating results may fluctuate significantly and these fluctuations may cause our stock price to decline.

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

Forward-looking statements.

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

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
(10)	Material Contracts
10.1	Master Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
10.2	Turnkey Agreement between our company and Nitro Petroleum, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 26, 2008).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYING ECOLOGICAL HOLDING GROUP INC.
formerly known as TORO VENTURES INC.

July 31, 2014	By:	/s/ Parsh Patel
Parsh Patel
President, Chief Executive Officer, Chief Financial Officer and Treasurer