Form 10-Q/A
period 2009-03-31
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51974

BAYING ECOLOGICAL HOLDING GROUP INC.
formerly known as
TORO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 Stephenson Highway, Suite 310 Troy, Michigan 48083	902265
(Address of principal executive offices)	(Zip Code)

310-887-6391
(Registrant’s telephone number, including area code)

Suite 632, 22837 Pacific Coast Highway, Malibu, California
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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Quarterly Report on Form 10-Q for the nine month period ended March 31, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended March 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	March 31,	June 30,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$-	$21,809
Accounts Receivable	-	-
Subscription Receivable	-	50,000
Total Current Assets	-	71,809
Other Assets
Investment in Franchise	-	25,000
Accumulated Amortization	-	(7,500)
Net Investment in Franchise	-	17,500
Interer in Oil and Gas Properties	-	317,500
	$-	$406,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$14,880
Note payable - related party	85,391	35,391
TOTAL CURRENT LIABILITIES	100,787	50,271

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of March 31, 2009 and 6,128,750 common shares as of June 30, 2008	6,095	6,129
Additional paid-in capital	579,405	621,371
Retained Earnings	(686,287)	(270,962)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	356,538
	$-	$406,809

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months ended		Nine months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-09	31-Mar-08	31-Mar-09	31-Mar-08	31-Mar-09

OIL AND GAS REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	650	-	2,380
Management Fees	3,000	4,000	16,642	4,111	44,843
Professional Fees	-	124,341	59,542	127,680	246,538
Rent	1,000	6,000	3,446	9,000	49,243
Amortization	-	1,250	625	1,875	8,125
Impairment Charge	-	-	334,375	-	334,375
Bank Charges and Interest	-	155	45	179	783
Total Operating Expenses	4,000	135,857	415,325	142,845	686,287

INCOME (LOSS) BEFORE INCOME TAXES	(4,000)	(135,857)	(415,325)	(142,845)	(686,287)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(4,000)	$(135,857)	$(415,325)	$(142,845)	$(686,287)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.07)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,128,750	6,095,000	6,128,750

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Nine months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-09	31-Mar-08	31-Mar-09

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(415,325)	$(142,845)	$(686,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	625	625	8,125
Expense charged to Contributed Surplus	8,000	-	8,000
Write-off of Franchise Fee	16,875	-	16,875
Shares issued for Properties	-	250,000	342,500
Increase (decrease) in
Accounts receivable	-	-	-
Subscriptions receivable	-	-	-
Accounts payable	516	9,567	15,396
Net Cash Provided (Used) by Operating Activities	(389,309)	118,597	(295,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties-Write off	317,500	(250,000)	-
Net Cash Provided (Used) by Investing Activities	317,500	(250,000)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	200,000	235,000
Contributed Surplus	-	-	-
Loan from Shareholder	50,000	-	85,391
Net Cash Provided (Used) by Financing Activities	-	7,600	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,809)	6,168	-
CASH AND CASH EQUIVALENTS
Beginning	21,809	958	-
Ending	$-	$7,126	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties:	$-	$200,000	$342,500
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to   Financial Statements
March 31, 2009

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2009 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through March 31, 2009 of $686,287.

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

NOTE 6– INCOME TAX

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

Nine Month Period Ended March 31, 2009 Compared to Nine Month Period Ended March 31, 2008

For the Nine Months Ended March 31,	2009	2008

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	650	-0-
Management fees	16,642	4,111
Professional fees	59,542	127,680
Rent	3,446	9,000
Amortization	625	1,875
Impairment Charge	334,375	-0-
Bank Charges and Interest	45	179
Total operating expenses	415,325	142,845

Net Income (Loss)	(415,325)	(142,845)

Our net loss for the nine month period ended March 31, 2009 was ($415,325) compared to a net loss of ($142,845) during the nine month period ended March 31, 2008, an increase of $272,480. During the nine month periods ended March 31, 2009 and March 31, 2008, we did not generate any revenue.

During the nine month period ended March 31, 2009, we incurred operating expenses of $415,325 compared to $142,845 incurred during the nine month period ended March 31, 2008. During the nine month period ended March 31, 2009, operating expenses consisted of: (i) regulatory and transfer agent fees of $650 (2008: $-0-); (ii) management fees of $16,642 (2008: $4,111); (iii) professional fees of $59,542 (2008: $9,000); (iv) rent of $3,446 (2008: $9,000); (v) amortization of $625 (2008: $1,875; (vi) impairment charge of $334,375 (2008: $-0-); and (vii) bank charge and interest of $45 (2008: $179). The increase in operating expenses during the nine month period ended March 31, 2009 from 2008 was primarily attributable to the recording of the impairment charge of $334,375.

Thus, our net loss and loss per share during the nine month period ended March 31, 2009 was ($415,325) or ($0.07) per share compared to a net loss and loss per share of ($142,845) or $0.00 per share during the nine month period ended March 31, 2008.

Three Month Period Ended March 31, 2009 Compared to Three Month Period Ended March 31, 2008

Our net loss for the three month period ended March 31, 2009 was ($4,000) compared to a net loss of ($135,857) during the three month period ended March 31, 2008, a decrease of $131,857. During the three month periods ended March 31, 2009 and March 31, 2008, we did not generate any revenue.

During the three month period ended March 31, 2009, we incurred operating expenses of $4,000 compared to $135,857 incurred during the three month period ended March 31, 2008. During the three month period ended March 31, 2009, operating expenses consisted of: (i) management fees of $3,000 (2008: $4,000); (ii) professional fees of $-0- (2008: $124,341); (iii) rent of $1,000 (2007: $6,000); (iv) amortization of $-0- (2008: $1,250); and (v) bank charges and interest of $-0- (2008: $155). The decrease in operating expenses during the three month period ended March 31, 2009 from 2008 was primarily attributable to the decrease in professional fees of $124,341.

Thus, our net loss and loss per share during the three month period ended March 31, 2009 was ($4,000) or ($0.00) per share compared to a net loss and loss per share of ($135,857) or $0.00 per share during the three month period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended March 31, 2009

As of March 31, 2009, our current assets were $-0- and our current liabilities were $100,787, which resulted in a working capital deficit of $100,787. As of March 31, 2009, our current liabilities were comprised of: (i) $15,396 in accounts payable; and (ii) $85,391 in notes payable - related party.

As of March 31, 2009, our total assets were $-0-. The decrease in total assets during the nine month period ended March 31, 2009 from fiscal year ended June 30, 2007 was due to the decrease in currents assets of $71,809 and decrease in other assets of $317,500.

As of March 31, 2009, our total liabilities were $100,787 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended March 31, 2009 from fiscal year ended June 30, 2007 was primarily due to the increase in notes payable from related party.

Stockholders’ equity (deficit) increased from $356,538 for fiscal year ended June 30, 2007 to ($100,787) for the nine month period ended March 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2009, net cash flows used in operating activities was ($389,309) compared to cash flows from operating activities of $118,597) for nine month period ended March 31, 2008. Net cash flows used in operating activities consisted primarily of a net loss of $415,325 (2008: $142,845), which was partially adjusted by $625 (2008: $625) for amortization expense. Net cash flows used in operating activities was further changed by a decrease of other $8,000 (2008: $-0-) for expense charged to contributed surplus and $16,875 (2008: $-0-) as write-off of franchise fee, and an increase of $516 (2008: $9567) in accounts payable.

Cash Flows from Investing Activities

For the nine month period ended March 31, 2009, net cash flows provided by investing activities was $317,500 compared to cash flows used in investing activities of ($250,000) during the nine month period ended March 31, 2008. -0-) relating to write-off of investment in oil and gas properties.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended March 31, 2009, net cash flows provided by financing activities was $50,000 relating to loan from shareholder compared to $250,000 during the nine month period ended March 31, 2008 relating to issuance of capital stock for cash.

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

We have accrued accumulated net losses of $686,287 for the period from inception (April 11, 2005) to March 31, 2009. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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
_________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYING ECOLOGICAL HOLDING GROUP INC.
formerly Toro Ventures Inc.

July 31, 2014	By:	/s/ Parsh Pakel
Parsh Pakel
President, Chief Executive Officer, Chief Financial Officer and Treasurer