Form 10-K/A
period 2009-06-30
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to

Form 10 - KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended June 30th, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 000-51974

Baying Ecological Holding Group Inc. formerly known as Toro Ventures Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

850 Stephenson Highway, Suite 310
Troy, Michigan 48083
(Address of principal executive office)

310-887-6391
(Issuer's telephone number)

Toro Ventures Inc.
22837 Pacific Coast Highway, Suite 632
Malibu, California 90265
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ☐

Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)  Yes ☐   No  ☒

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

Transitional Small Business Disclosure Format (Check One): Yes  ☐   No  ☒

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Annual Report on Form 10-K for fiscal year ended June 30, 2009.

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

Item 3. Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Toro Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the year ended June 30, 2009.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

Item 6. Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended June 30 2009, which are included herein. The financial information in the table above is derived from the annual unaudited financial statements. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

For Fiscal Year Ended June 30,	2009	2008
Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	650	185
Management fees	19,642	19,700
Professional fees	59,542	149,931
Rent	4,446	16,899
Amortization	625	2,500
Impairment Charge	334,375	-0-
Bank Charges and Interest	45	337
Total operating expenses	419,325	189,551

Net Income (Loss)	(419,325)	(189,551)

Our net loss for fiscal year ended June 30, 2009 was ($419,325) compared to a net loss of ($189,551) for fiscal year ended December 31, 2008, an increase of $229,774. During fiscal years ended June 30, 2009 and June 30, 2008, we did not generate any revenue.

During fiscal year ended June 30, 2009, we incurred operating expenses of $419,325 compared to $189,551 incurred during fiscal year ended June 30, 2008. During fiscal year ended June 30, 2009, operating expenses consisted of: (i) regulatory and transfer agent fees of $650 (2008: $183); (ii) management fees of $19,642 (2008: $19,700); (iii) professional fees of $59,542 (2007: $149,931); (iv) rent of $4,446 (2008: $16,899); (v) amortization of $625 (2008: $625; (vi) impairment charge of $334,375 (2008: $-0-); and (vii) bank charge and interest of $45 (2008: $337). The increase in operating expenses during fiscal year ended June 30, 2009 from 2008 was primarily attributable to the recording of the impairment charge of $334,375.

Thus, our net loss and loss per share during fiscal year ended June 30, 2009 was ($419,325) or ($0.07) per share compared to a net loss and loss per share of ($189,551) or $0.00 per share during fiscal year ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2009

As of June 30, 2009, our current assets were $-0- and our current liabilities were $100,787, which resulted in a working capital deficit of $100,787. As of June 30, 2009, current liabilities were comprised of: (i) $15,396 in accounts payable; and (ii) $85,391 in notes payable - related party.

As of June 30, 2009, our total assets were $-0-. The decrease in total assets during fiscal year ended June 30, 2009 from fiscal year ended June 30, 2008 was due to the decrease in currents assets of $71,809 and decrease in other assets of $406,809.

As of June 30, 2009, our total liabilities were $100,787 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended June 30, 2009 from fiscal year ended June 30, 2008 was primarily due to the increase in notes payable from related party.

Stockholders’ equity (deficit) increased from $356,538 for fiscal year ended June 30, 2008 to ($100,787) for fiscal year ended June 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2009, net cash flows used in operating activities was ($389,309) compared to ($78,251) for fiscal year ended June 30, 2008. Net cash flows used in operating activities consisted primarily of a net loss of $419,325 (2008: $189,551), which was partially adjusted by $625 (2008: $2,500) for amortization expense, $12,000 (2008: $-0-) for expense charged to contributed surplus, and $16,875 (2008: $-0-) for write-off of properties. Net cash flows used in operating activities was further changed by an increase of other $516 (2008: $2,198) for accounts payable and $-0- (2008: $50,000) for subscriptions receivable.

Cash Flows from Investing Activities

For fiscal year ended June 30, 2009, net cash flows provided by investing activities was $317,500 (2008: $317,500) relating to investment in oil and gas properties.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended June 30, 2009, net cash flows provided by financing activities was $50,000 relating to loan from shareholder compared to $260,000 for fiscal year ended December 31, 2008 relating to $250,000 in issuance of capital stock for cash and $10,100 in loan from shareholder.

MATERIAL COMMITMENTS

As at June 30, 2009, we were indebted to a related party for $85,391.  Terms are due upon demand with no interest accruing.

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

Item 7. Financial Statements

Our unaudited interim financial statements for the year ended April 30, 2009 form part of this annual report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	June 30,	June 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$-	$21,809
Accounts Receivable	-	-
Subscription Receivable	-	50,000
Total Current Assets	-	71,809
Other Assets
Investment in Franchise	-	25,000
Accumulated Amortization	-	(7,500)
Net Investment in Franchise	-	17,500
Interer in Oil and Gas Properties	-	317,500
	$-	$406,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$14,880
Note payable - related party	85,391	35,391
TOTAL CURRENT LIABILITIES	100,787	50,271

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	6,095	6,129
Authorized - 75,000,000 $0.001 par value common shares
Issued - 6,095,000 as of June 30, 2009 and 6,128,750 common shares as of June 30, 2008
Additional paid-in capital	583,405	621,371
Retained Earnings	(690,287)	(270,962)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	356,538
	$-	$406,809

See Accompanying Notes to  Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2009	June 30, 2008	June 30, 2009
OIL AND GAS REVENUES	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	650	185	2,380
Management Fees	19,642	19,700	47,843
Professional Fees	59,542	149,931	246,538
Rent	4,446	16,899	50,243
Amortization	625	2,500	8,125
Impairment Charge	334,375	-	334,375
Bank Charges and Interest	45	337	783
Total Operating Expenses	419,325	189,551	690,287

INCOME (LOSS( BEFORE INCOME TAXES	(419,325)	(189,551)	(690,287)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(419,325)	$(189,551)	$(690,287)

NET INCOME (LOSS) PER SHARE	$(0.07)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,095,000	6,128,750
Diluted)

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Stockholders’ Equity

	# of Shares	Par Value	Contributed Surplus	Retained Earnings	Total
Balance April 11, 2005	-	-	-	-	-
Shares Issued for Cash	5,570,000	$5,570	$29,430		$35,000
Shares Issued for Franchise	275,000	275	24,725		25,000
Net Loss for period ended June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005	5,845,000	5,845	54,155	(9,562)	50,438

Net Loss for year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,845	54,155	(57,658)	2,342

Net Loss for year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	5,845,000	5,845	54,155	(81,412)	(21,412)

Shares Issued for Cash	125,000	125	249,875		250,000
Shares Issued for Property	158,750	159	317,341		317,500
Net Loss for year ended June 30, 2008				(189,550)	(189,550)
Balance June 30, 2008	6,128,750	6,129	621,371	(270,962)	356,538

Return of Shares	(33,750)	(34)	(49,966)		(50,000)
Expenses forgiven to Contributed Surplus			12,000		12,000
Net Loss for year ended June 30, 2009				(419,325)	(419,325)
Balance June 30, 2009	6,095,000	$6,095	$583,405	$(690,287)	$(100,787)

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(419,325)	$(189,551)	$(690,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	625	2,500	8,125
Expense charged to Contributed Surplus	12,000	-	12,000
Write-off of Properties	16,875	-	16,875
Shares issued for Properties	-	317,500	342,500
Increase (decrease) in
Subscriptions receivable	-	(50,000)	-
Accounts payable	516	(2,198)	15,396
Net Cash Provided (Used) by Operating Activities	(389,309)	78,251	(295,391

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	317,500	(317,500)
Net Cash Provided (Used) by Investing Activities	317,500	(317,500)	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash		250,000	235,000
Loan from Shareholder	50,000	10,100	85,391
Net Cash Provided (Used) by Financing Activities	50,000	260,100	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,809)	20,851	-
CASH AND CASH EQUIVALENTS
Beginning	21,809	958	-
Ending	$-	$21,809	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$200,000	$342,500
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes toFinancial Statements

BAYING ECOLOGICAL HOLDING GROUP INC .

(An Exploration Stage Company)
Notes to  Financial Statements
June 30, 2009

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Baying Ecological Holding Group Inc. (formerly Toro Ventures Inc. was incorporated in Nevada on April 11, 2005. The company changed its name from Toro Ventures Inc. effective February 7, 2014 .

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of June 30, 2009 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through June 30, 2009 of $690,287.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 - DEBT /RELATED PARTY

Loan Payable

The Company is indebted to a related party for $85,391. Terms are due upon demand without interest.

RELATED PARTY TRANSACTION

The Company has charged to expense with a corresponding credit to paid in capital cost of donated services of its officer which were $3,000 per quarter for management fees and $1,000 per quarter for rent.

NOTE 5 - STOCKHOLDERS' DEFICIT

Authorized

75,000,000 common shares with a par value of $0.001.

Shares Issued

During the period the Company cancelled 33,750 shares of stock originally for a subscription agreement resulting in an outstanding share balance of 6,095,000.

NOTE 6 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differenamounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Deferred Tax Assets – Non-current:
NOL Carryover	$355,913	$270,963
Payroll Accrual	-	-
Less valuation allowance	(355,913)	(270,963)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2009 and 2008 due to the following:

	2009	2008
Book Income	$(419,325)	$(189,551)
Meals and Entertainment	-	-
Impairment	334,375	-
Accrued Payroll	-	-
Valuation allowance	84,950	189,551
	$-	$-

NOTE 10 - INCOME TAX (continued)

At June 30, 2009, the Company had net operating loss carry forwards of approximately $355,913 that may be offset against future taxable income to the year 2024. No tax benefit has been reported in the June 30, 2009financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is one such event that are material to the financial statements to be disclosed:

1.	The Company in December 2013 underwent a change of control and will seek a new business direction.

Item 8. Changes In Disagreements With Accountants on Accounting and Financial Disclosure

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)
We did not maintain appropriate cash controls – As of June 30, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)
We did not implement appropriate information technology controls – As of June 30, 2009, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2009, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information

None

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

Item 10. Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Frederick Graham Jr.	2008	8,000	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2009	0	0	0	0	0	0	0

Yan Liu	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2009	0	0	0	0	0	0	0

Gregory Rotelli President, Treasurer, Secretary and Director	2009	0	0	0	0	0	0	0

[1]	All compensation received by the officers and directors has been disclosed.

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

We have no equity compensation plans

Item 12. Certain Relationships and Related Transactions

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

Item 13. Exhibits

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

Item 14. Principal Accountant Fees and Services

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of July 2014.

Baying Ecological Holding Group Inc. formerly known as Toro Ventures Inc. (Registrant)

Date: July 31, 2014	By:	/s/ Parsh Patel
	Name:	Parsh Patel
	Title:	President, Chief Executive Officer, Chief Financial Officer and Treasurer