Form 10-Q/A
period 2009-09-30
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

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

Commission File Number 000-51974

BAYING ECOLOGICAL HOLDING GROUP INC.
formerly known as
TORO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 Stephenson Highway, Suite 310 Troy, Michigan 48083	90265
(Address of principal executive offices)	(Zip Code)

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Quarterly Report on Form 10-Q for the three month period ended September 30, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended September 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	September 30,	June 30,
	2009	2009
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$15,396
Note payable - related party	85,391	85,391
TOTAL CURRENT LIABILITIES	100,787	100,787

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of September 30, 2009 and 6,095,000 as of June 30, 2009.	6,095	6,095
Additional paid-in capital	587,405	583,405
Retained Earnings	(694,287)	(690,287)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	(100,787)
	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months ended		Cumulative from Date of Inception on April 11, 2005 to
	September 30, 2009	September 30, 2008	September 30, 2009

OIL AND GAS REVENUES	$-	$14,295	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	650	2,380
Management Fees	3,000	10,642	50,843
Professional Fees	-	59,542	246,538
Rent	1,000	111	51,243
Amortization	-	625	8,125
Impairment Charge	-	16,875	334,375
Bank Charges and Interest	-	45	783
Total Operating Expenses	4,000	88,490	694,287

INCOME (LOSS) BEFORE INCOME TAXES	(4,000)	(74,195)	(694,287)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(4,000)	$(74,195)	$(694,287)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,128,750

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months Ended September 30		Cumulative from Date of Inception on April 11, 2005 to September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,000)	$(189,551)	$(694,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	2,500	8,125
Expense charged to Contributed Surplus	4,000	-	16,000
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase (decrease) in
Subscriptions receivable	-	(50,000)	-
Accounts payable	-	(2,198)	15,396
Net Cash Provided (Used) by Operating Activities	-	(239,249)	(295,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash		250,000	235,000
Loan from Shareholder		10,100	85,391
Net Cash Provided (Used) by Financing Activities	-	260,100	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	20,851	-

CASH AND CASH EQUIVALENTS
Beginning	-	958	-
Ending	$-	$21,809	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2009

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2009 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through September 30, 2009 of $694,287.

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

NOTE 6 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary different amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 6 – INCOME TAX (continued)

At June 30, 2009, the Company had net operating loss carry forwards of approximately $355,913 that may be offset against future taxable income to the year 2024. No tax benefit has been reported in the June 30, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Three Month Period Ended September 30, 2009 Compared to Three Month Period Ended September 30, 2008

For the Three Months Ended September 30,	2009	2008

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	650
Management fees	3,000	10,642
Professional fees	-0-	59,542
Rent	1,000	111
Amortization	-0-	625
Impairment Charge	-0-	16,875
Bank Charges and Interest	-0-	45
Total operating expenses	4,000	88,490

Net Income (Loss)	(4,000)	(88,490)

Our net loss for the three month period ended September 30, 2009 was ($4,000) compared to a net loss of ($88,490) during the three month period ended September 30, 2008. During the three month periods ended September 30, 2009 and September 30, 2008, we did not generate any revenue.

During the three month period ended September 30, 2009, we incurred operating expenses of $4,000 compared to $88,490 incurred during the three month period ended September 30, 2008, a decrease of $84,490. During the three month period ended September 30, 2009, operating expenses consisted of: (i) regulatory and transfer agent fees of $-0- (2008: $650); (ii) management fees of $3,000 (2008: $10,642); (iii) professional fees of $-0- (2008: $59,542); (iv) rent of $1,000 (2008: $111); (v) amortization of $-0- (2008: $625); (vi) impairment charge of $-0- (2008: $16,875); (vii) bank charges of $-0- (2008: $45).

Thus, our net loss and loss per share during the three month period ended September 30, 2009 was ($4,000) or ($0.00) per share compared to a net loss and loss per share of ($88,490) or ($0.01) per share during the three month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2009

As of September 30, 2009, our current assets were $-0- and our current liabilities were $100,787, resulting in a working capital deficit of $100,787. As of September 30, 2009, current liabilities consisted of: (i) $15,396 in accounts payable; and (ii) $85,391 in note payable - related party.

As of September 30, 2009, our total assets were $-0-.

As of September 30, 2009, our total liabilities were $100,787 consisting entirely of current liabilities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2009, net cash flows used in operating activities was ($4,000) compared to cash flows used by operating activities of ($239,249) for the three month period ended September 30, 2008. Net cash flows used in operating activities consisted primarily of a net loss of $4,000 (2008: $189,551), which was changed by a decrease of $4,000 (2008: $-0-) in expense charged to contributed surplus, $-0- (2008: $2,500) in amortization expense, $-0- (2008: $50,000) in subscriptions receivable and $-0- (2008: $2,198) in accounts payable.

Cash Flows from Investing Activities

For the three month period ended September 30, 2009, net cash flows provided by investing activities was $-0- (2008: $-0-).

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended September 30, 2009, net cash flows provided by financing activities was $-0- compared to $260,000 in cash flows from financing activities relating to issuance of stock of $250,000 and loan from shareholder of $10,000 during the three month period ended September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2009 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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