Form 10-Q/A
period 2009-12-31
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☒ YES ☐ NO

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Quarterly Report on Form 10-Q for the six month period ended December 31, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended December 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	December 31,	June 30,
	2009	2009
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interear in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$15,396
Note payable - related party	85,391	85,391
TOTAL CURRENT LIABILITIES	100,787	100,787

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of December 31, 2009 and 6,128,750 common shares as of June 30, 2009.	6,095	6,095
Additional paid-in capital	591,405	583,405
Retained Earnings	(698,287)	(690,287)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	(100,787)
	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months ended		Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-09	31-Dec-08	31-Dec-09	31-Dec-08	31-Dec-09

OIL AND GAS REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	-	650	2,380
Management Fees	3,000	3,000	6,000	13,642	53,843
Professional Fees	-	-	-	59,542	246,538
Rent	1,000	2,335	2,000	2,446	52,243
Amortization	-	-	-	625	8,125
Impairment Charge	-	317,500	-	334,375	334,375
Bank Charges and Interest	-	-	-	45	783
Total Operating Expenses	4,000	322,835	8,000	411,325	698,287

INCOME (LOSS) BEFORE INCOME TAXES	(4,000)	(322,835)	(8000)	(411,325)	(698,287)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(4,000)	$(322,835	$(9,000)	$(411,325)	$(698,287)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.05)	$(0.00)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,095,000	6,095,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-09	31-Dec-08	31-Dec-09
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,000)	$(411,325)	$(698,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	625	8,125
Expense charged to Contributed Surplus	8,000	4,000	20,000
Write-off of Properties	-	16,875	16,875
Shares issued for Properties	-	-	342,500
Increase (decrease) in
Subscriptions receivable	-	-	-
Accounts payable	-	516	15,396
Net Cash Provided (Used) by Operating Activities	-	(389,309)	(295,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	(317,500)	-
Net Cash Provided (Used) by Investing Activities	-	(317,500)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Contributed Surplus	-	-	-
Loan from Shareholder	-	50,000	85,391
Net Cash Provided (Used) by Financing Activities	-	50,000	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(21,809)	-

CASH AND CASH EQUIVALENTS
Beginning	-	21,809	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2009 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through December 31,of $698,287.

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

Shares Issued

During the prior year the Company cancelled 33,750 shares of stock originally for a subscription agreement resulting in an outstanding share balance of 6,095,000.

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

Six Month Period Ended December 31, 2009 Compared to Six Month Period Ended December 31, 2008

For the Six Months Ended December 31,	2009	2008

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	650
Management fees	6,000	13,642
Professional fees	-0-	59,542
Rent	2,000	2,446
Amortization	-0-	625
Impairment Charge	-0-	334,375
Bank Charges and Interest	-0-	45
Total operating expenses	8,000	411,325

Net Income (Loss)	(8,000)	(411,325)

Our net loss for the six month period ended December 31, 2009 was ($8,000) compared to a net loss of ($411,325) during the six month period ended December 31, 2008, a decrease of $403,325. During the six month periods ended December 31, 2009 and December 31, 2008, we did not generate any revenue.

During the six month period ended December 31, 2009, we incurred operating expenses of $8,000 compared to $411,325 incurred during the six month period ended December 31, 2008. During the six month period ended December 31, 2009, operating expenses consisted of: (i) regulatory and transfer agent fees of $-0- (2008: $650); (ii) management fees of $6,000 (2008: $13,642); (iii) professional fees of $-0- (2008: $59,542); (iv) rent of $2,000 (2008: $2,446); (v) amortization of $-0- (2008: $625); (vi) impairment charge of $-0- (2008: $334,375); and (vii) bank charges of $-0- (2008: $45).

Thus, our net loss and loss per share during the six month period ended December 31, 2009 was ($8,000) or ($0.00) per share compared to a net loss and loss per share of ($411,325) or ($0.07) per share during the six month period ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2009

As of December 31, 2009, our current assets were $-0- and our current liabilities were $100,787, resulting in a working capital deficit of $100,787. As of December 31, 2009, current liabilities consisted of: (i) $15,396 in accounts payable; and (ii) $85,391 in note payable - related party.

As of December 31, 2009, our total assets were $-0-.

As of December 31, 2009, our total liabilities were $100,787 consisting entirely of current liabilities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2009, net cash flows used in operating activities was ($-0-) compared to cash flows used by operating activities of ($389,309) for the six month period ended December 31, 2008. Net cash flows used in operating activities consisted primarily of a net loss of $8,000 (2008: $411,325), which was changed by a decrease of $8,000 (2008: $-0-) in expense charged to contributed surplus, $-0- (2008: $625) in amortization expense and $-0- (2008: $16,875) in write-off of properties.

Cash Flows from Investing Activities

For the six month period ended December 31, 2009, net cash flows provided by investing activities was $-0- compared to net cash flows used by investing activities of $317,500 from investment in oil and gas properties for the six month period ended December 31, 2008.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended December 31, 2009, net cash flows provided by financing activities was $-0- compared to $50,000 in cash flows from financing activities relating to oan from shareholder during the six month period ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2009 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have accrued accumulated net losses of $698,297 for the period from inception (April 11, 2005) to December 31, 2009. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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
_______
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