Form 10-K/A
period 2010-06-30
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO

Form 10-KSB

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act.) Yes ☐ No ☒

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Annual Report on Form 10-K for fiscal year ended June 30, 2010.

PART I

Item 1: Description of Business

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

Item 1A: Risk Factors

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended June 30 2010, which are included herein. The financial information in the table above is derived from the quarterly unaudited financial statements. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

For Fiscal Year Ended June 30,	2010	2009

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	650
Management fees	12,000	19,642
Professional fees	-0-	59,542
Rent	4,000	4,446
Amortization	-0-	625
Impairment Charge	-0-	334,375
Bank Charges and Interest	-0-	45
Total operating expenses	16,000	419,325

Net Income (Loss)	(16,000)	(419,325)

Our net loss for fiscal year ended June 30, 2010 was ($16,000) compared to a net loss of ($419,551) for fiscal year ended December 31, 2009, a decrease of $403,551. During fiscal years ended June 30, 2010 and June 30, 2009, we did not generate any revenue.

During fiscal year ended June 30, 2010, we incurred operating expenses of $16,000 compared to $419,325 incurred during fiscal year ended June 30, 2009. During fiscal year ended June 30, 2010, operating expenses consisted of: (i) regulatory and transfer agent fees of $-0-   (2008: $650); (ii) management fees of $12,000 (2009: $19,642); (iii) professional fees of $-0- (2009: $59,542); (iv) rent of $4,000 (2009: $4,446); (v) amortization of $-0- (2009: $625); (vi) impairment charge of $-0- (2009: $45); and (vii) bank charge and interest of $-0- (2009: $45). The decrease in operating expenses during fiscal year ended June 30, 2010 from 2009 was primarily attributable to the recording during fiscal year ended June 30, 2008 of the impairment charge of $334,375.

Thus, our net loss and loss per share during fiscal year ended June 30, 2010 was ($16,000) or ($0.00) per share compared to a net loss and loss per share of ($419,325) or $0.07 per share during fiscal year ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2010

As of June 30, 2010, our current assets were $-0- and our current liabilities were $100,787, which resulted in a working capital deficit of $100,787. As of June 30, 2010, current liabilities were comprised of: (i) $15,396 in accounts payable; and (ii) $85,391 in notes payable - related party.

As of June 30, 2010, our total assets were $-0-. The decrease in total assets during fiscal year ended June 30, 2010 from fiscal year ended June 30, 2009 was due to the decrease in currents assets of $71,809 and decrease in other assets of $406,809.

As of June 30, 2010, our total liabilities were $100,787 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended June 30, 2010 from fiscal year ended June 30, 2009 was primarily due to the increase in notes payable from related party.

Stockholders’ equity (deficit) remained at ($100,787) for both fiscal years ended June 30, 2010 and June 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2010, net cash flows used in operating activities was ($-0-) compared to ($389,309) for fiscal year ended June 30, 2009. Net cash flows used in operating activities consisted primarily of a net loss of $16,000 (2009: $389,309), which was partially adjusted by $16,000 in amortization expense. Net cash flows used in operating activities for fiscal year ended June 30, 2009 consisted primarily of a net loss of $389,309, which was partially adjusted by $625 for amortization expense, $12,000 for expense charged to contributed surplus, and $16,875 for write-off of properties. Net cash flows used in operating activities was further changed by an increase of other $516 for accounts payable.

Cash Flows from Investing Activities

For fiscal year ended June 30, 2010, net cash flows provided by investing activities was $-0- (2009: $317,500) relating to investment in oil and gas properties.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended June 30, 2010, net cash flows provided by financing activities was $-0- (2009: $50,000 relating to loan from shareholder).

MATERIAL COMMITMENTS

As at June 30, 2010, we were indebted to a related party for $85,391. Terms are due upon demand with no interest accruing.

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

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	June 30,	June 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$15,396
Note payable - related party	85,391	85,391
TOTAL CURRENT LIABILITIES	100,787	100,787

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	6,095	6,095
Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of June 30, 2010 and 6,128,750 common shares as of June 30, 2009
Additional paid-in capital	599,405	583,405
Retained Earnings (Deficit)	(706,287)	(690,287)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	(100,787)
	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2010	June 30, 2009	June 30, 2010
OPERATING EXPENSES
Regulatory and transfer agent fees	-	650	2,380
Management Fees	12,000	19,642	59,843
Professional Fees	-	59,542	246,538
Rent	4,000	4,446	54,243
Amortization	-	625	8,125
Impairment Charge	-	334,375	334,375
Bank Charges and Interest	-	45	783
Total Operating Expenses	16,000	419,325	706,287

INCOME (LOSS( BEFORE INCOME TAXES	(16,000)	(419,325)	(706,287)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(16,000)	$(419,325)	$(706,287)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,095,000	6,095,000

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Stockholders’ Equity

	# of Shares	Par Value	Contributed Surplus	Retained Earnings	Total

Shares Issued for Cash	5,570,000	$5,570	$29,430		$35,000
Shares Issued for Franchise	275,000	275	24,725		25,000
Net Loss for year ended June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005	5,845,000	5,845	54,155	(9,562)	50,438

Net Loss for year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,845	54,155	(57,658)	2,342

Net Loss for year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	5,845,000	5,845	54,155	(81,412)	(21,412)

Shares Issued for Cash	125,000	125	249,875		250,000
Shares Issued for Property	158,750	159	317,341		317,500
Net Loss for year ended June 30, 2008				(189,550)	(189,550)
Balance June 30, 2008	6,128,750	6,129	621,371	(270,962)	356,538

Buyback of Shares	(33,750)	(34)	(49,966)		(50,000)
Expenses for Contributed Surplus			12,000		12,000
Net Loss for year ended June 30, 2009				(419,325)	(419,325)
Balance June 30, 2009	6,095,000	6,095	583,405	(690,287)	(100,787)

Expenses for Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2010				(16,000)	(16,000)
Balance June 30, 2010	6,095,000	$6,095	$599,405	$(706,287)	$(100,787)

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,000)	$(419,325)	$(706,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	625	8,125
Expense charged to Contributed Surplus	16,000	12,000	28,000
Write-off of Properties	-	16,875	16,875
Shares issued for Properties	-	-	342,500
Increase (decrease) in
Subscriptions receivable	-	-	-
Accounts payable	-	516	15,396
Net Cash Provided (Used) by Operating Activities	-	(389,309)	(295,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	317,500	-
Net Cash Provided (Used) by Investing Activities	-	317,500	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Loan from Shareholder	-	50,000	85,391
Net Cash Provided (Used) by Financing Activities	-	50,000	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(21,809)	-
CASH AND CASH EQUIVALENTS
Beginning	-	21,809	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$200,000	$342,500
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2010

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2010 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through June 30, 2010,of $706,287.

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

Net deferred tax assets consist of the following components as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Deferred Tax Assets – Non-current:

NOL Carryover	$355,913	$355,913
Payroll Accrual	-	-
Less valuation allowance	(355,913)	(355,913)

Deferred tax assets, net of valuation allowance	$-	$-

NOTE 6 – INCOME TAX (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2010 and 2009 due to the following:

	2010	2009

Book Income	$(16,000)	$(419,325)
Meals and Entertainment	-	-
Impairment	-	334,375
Charged items	16,000	-
Valuation allowance	-	84,950
	$-	$-

At June 30, 2010, the Company had net operating loss carry forwards of approximately $355,913 that may be offset against future taxable income to the year 2024.. No tax benefit has been reported in the June 30, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)

Gregroy Rotelli	2009	0	0	0	0	0	0	0
President, Treasurer,	2010	0	0	0	0	0	0	0
Secretary, and Director
_____________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31 st day of Ju ly , 2014.

Baying Ecological Holding Group Inc. formerly known as Toro Ventures Inc. (Registrant)

Date: July 31, 2014	By:	/s/ Parsh Patel
Parsh Patel
President, Chief Executive Officer, Chief Financial Officer and Treasurer