Form 10-Q/A
period 2010-12-31
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Quarterly Report on Form 10-Q for six month period ended December 31, 2010.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended December 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAYING ECOLOGICAL HOLDING CORP. INC.
Balance Sheets (Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interear in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,396	$15,396
Note payable - related party	85,391	85,391
TOTAL CURRENT LIABILITIES	100,787	100,787

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	6,095	6,095
Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of December 31, 2010 and 6,128,750 common shares as of June 30, 2010.
Additional paid-in capital	607,405	599,405
Retained Earnings	(714,287)	(706,287)
TOTAL STOCKHOLDERS' EQUITY	(100,787)	(100,787)
	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING CORP. INC.
Statements of Operations

	Three months ended		Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-10	31-Dec-09	31-Dec-10	31-Dec-09	31-Dec-10

OIL AND GAS REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	-	-	2,380
Management Fees	3,000	3,000	6,000	6,000	65,843
Professional Fees	-	-	-	-	246,538
Rent	1,000	1,000	2,000	2,000	56,243
Amortization	-	-	-	-	8,125
Impairment Charge	-	-	-	-	334,375
Bank Charges and Interest	-	-	-	-	783
Total Operating Expenses	4,000	4,000	8,000	8,000	714,287

INCOME (LOSS) BEFORE INCOME TAXES	(4,000)	(4,000)	(8000)	(8000)	(714,287)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(4,000)	$(4,000)	$(8,000)	$(8,000)	$(714,287)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,095,000	6,095,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING CORP. INC.
Statements of Cash Flows

	Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-10	31-Dec-09	31-Dec-10
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,000)	$(8,000)	$(714,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	8,000	8,000	36,000
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase (decrease) in
Subscriptions receivable	-	-	-
Accounts payable	-	-	15,396
Net Cash Provided (Used) by Operating Activities	-	-	(295,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Contributed Surplus	-	-	-
Loan from Shareholder	-	-	85,391
Net Cash Provided (Used) by Financing Activities	-	-	320,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING CORP. INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2010

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of December 31, 2010 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through December 31, 2010, of $714,287.

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

NOTE 6 - INCOME TAX (continued)

At December 31 2010, the Company had net operating loss carry forwards of approximately $355,913 that may be offset against future taxable income to the year 2024. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - SUBSEQUENT EVENTS

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

Six Month Period Ended December 31, 2010 Compared to Six Month Period Ended December 31, 2009

For the Six Months Ended December 31,	2010	2009

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	-0-
Management fees	6,000	6,000
Professional fees	-0-	-0-
Rent	2,000	2,000
Amortization	-0-	-0-
Impairment Charge	-0-	-0-
Bank Charges and Interest	-0-	-0-
Total operating expenses	8,000	8,000

Net Income (Loss)	(8,000)	(8,000)

Our net loss for the six month period ended December 31, 2010 was ($8,000) compared to a net loss of ($8,000) during the six month period ended December 31, 2009. During the six month periods ended December 31, 2010 and December 31, 2009, we did not generate any revenue.

During the six month period ended December 31, 2010, we incurred operating expenses of $8 , 000 compared to $8,000 incurred during the six month period ended December 31, 2009. During the six month period ended December 31, 2010, operating expenses consisted of: (i) management fees of $6,000 (2009: $6,000); and (ii) rent of $2,000 (2009: $2,000).

Thus, our net loss and loss per share during the six month period ended December 31, 2010 was ($8,000) or ($0.00) per share compared to a net loss and loss per share of ($8,000) or $0.00 per share during the six month period ended December 31, 2009.

Three Month Period Ended December 31, 2010 Compared to Three Month Period Ended December 31, 2009

Our net loss for the three month period ended December 31, 2010 was ($4,000) compared to a net loss of ($4,000) during the three month period ended December 31, 2009. During the three month periods ended December 31, 2010 and December 31, 2009, we did not generate any revenue.

During the three month period ended December 31, 2010, we incurred operating expenses of $4,000 compared to $4,000 incurred during the three month period ended December 31, 2009. During the three month period ended December 31, 2010, operating expenses consisted of: (i) management fees of $3,000 (2009: $3,000); and (ii) rent of $1,000 (2009: $1,000).

Thus, our net loss and loss per share during the three month period ended December 31, 2010 was ($4,000) or ($0.00) per share compared to a net loss and loss per share of ($4,000) or $0.00 per share during the three month period ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2010

As of December 31, 2010, our current assets were $-0- and our current liabilities were $100,787, which resulted in a working capital deficit of $100,787. As of December 31, 2010, current liabilities were comprised of: (i) $15,396 in accounts payable; and (ii) $85,391 in notes payable - related party.

As of December 31, 2010, our total assets were $-0-.

As of December 31, 2010, our total liabilities were $100,787 comprised entirely of current liabilities.

Stockholders’ equity (deficit) remained the same at ($100,787) for fiscal year ended June 30, 2007 and ($100,787) for six month period ended December 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2010, net cash flows used in operating activities was ($-0-) compared to cash flows from operating activities of $-0-) for the six month period ended December 30, 2010. Net cash flows used in operating activities consisted primarily of a net loss of $8,000 (2009: $9,000), which was changed by a decrease of $8,000 (2009: $4,000) in expense charged to contributed surplus.

Cash Flows from Investing Activities

For the six month period ended December 31, 2010, net cash flows provided by investing activities was $-0- (2009: $-0-).

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended December 31, 2010, net cash flows provided by financing activities was $-0- (2009: $-0-).

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

Not applicable

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

2)
Wedid not maintain appropriate cash controls – As of December 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)
Wedid not implement appropriate information technology controls – As of December 31, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

BAYING ECOLOGICAL HOLDING CORP. INC.
formerly known as TORO VENTURES INC.

July 31, 2014	By:	/s/ Parsh Patel
Parsh Patel
President, Chief Executive Officer, Chief Financial Officer and Treasurer