Form 10-K/A
period 2011-06-30
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Annual Report on Form 10-K for fiscal year ended June 30, 2011.

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

We have accrued accumulated net losses of $ 7 06,891 for the period from inception (April 11, 2005) to June 30, 2011 and have revenues of $Nil to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

For Fiscal Year Ended June 30,	2011	2010

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	-0-
Management fees	12,000	12,000
Professional fees	-0-	-0-
Rent	4,000	4,000
Amortization	-0-	-0-
Impairment Charge	-0-	-0-
Bank Charges and Interest	-0-	-0-
Total operating expenses	16,000	16,000
Forgiveness of Debt	15,396	-0-

Net Income (Loss)	(604)	(16,000)

Our net loss for fiscal year ended June 30, 2011 was ($604) compared to a net loss of ($16,000) for fiscal year ended December 31, 2010. During fiscal years ended June 30, 2011 and June 30, 2100, we did not generate any revenue.

During fiscal year ended June 30, 20110, we incurred operating expenses of $16,000 compared to $16,000 incurred during fiscal year ended June 30, 2010. During fiscal year ended June 30, 2011, operating expenses consisted of: (i) management fees of $12,000 (2010: $12,000); and (ii) rent of $4,000 (2010: $4,000). Operating expenses during fiscal year ended June 30, 2011 from 2010 remained stable.

During fiscal year ended June 30, 2011, we recognized forgiveness of debt in the amount of $15,396 (2010: $-0-),

Thus, our net loss and loss per share during fiscal year ended June 30, 2011 was ($604) or ($0.00) per share compared to a net loss and loss per share of ($16,000) or ($0.00) per share during fiscal year ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2011

As of June 30, 2011, our current assets were $-0- and our current liabilities were $-0-.

As of June 30, 2011, our total assets were $-0-. The decrease in total assets during fiscal year ended June 30, 2010 from fiscal year ended June 30, 2009 was due to the decrease in currents assets of $71,809 and decrease in other assets of $406,809.

As of June 30, 2011, our total liabilities were $-0-. The decrease in liabilities during fiscal year ended June 30, 2011 from fiscal year ended June 30, 2010 was primarily due to the decrease in notes payable from related party.

Stockholders’ equity (deficit) was $-0- for fiscal year ended June 30, 2011 compared to ($100,787) for fiscal year ended June 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2011, net cash flows provided by operating activities was $85,391 compared to $-0- for fiscal year ended June 30, 2010. Net cash flows used in operating activities consisted primarily of a net loss of $604 (2010: $16,000), which was partially adjusted by $101,391 in expenses and forgiveness charged to capital and further changed by a decrease of $15,396 in accounts payable. Net cash flows used in operating activities for fiscal year ended June 30, 2010 consisted primarily of a net loss of $16,000, which was partially adjusted by $16,000 for expenses and forgiveness charged to capital.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2011 and June 30, 2010, net cash flows provided by investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended June 30, 2011, net cash flows used by financing activities was $85,391 (2010: $-0-) relating to loan from shareholder/forgiveness.

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

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	June 30,	June 30,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$15,396
Note payable - related party	-	85,391
TOTAL CURRENT LIABILITIES	-	100,787

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of June 30, 2011 and as of June 30, 2010	6,095	6,095
Additional paid-in capital	700,796	599,405
Retained Earnings (Deficit)	(706,891)	(706,287)
TOTAL STOCKHOLDERS' EQUITY	-	(100,787)
	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2011	June 30, 2010	June 30, 2011
OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	2,380
Management Fees	12,000	12,000	71,843
Professional Fees	-	-	246,538
Rent	4,000	4,000	58,243
Amortization	-	-	8,125
Impairment Charge	-	-	334,375
Bank Charges and Interest	-	-	783
Total Operating Expenses	16,000	16,000	722,287

INCOME (LOSS( BEFORE OTHER	(16,000)	(16,000)	(722,287)

FORGIVENESS OF DEBT	15,396	-	15,396

NET INCOME (LOSS)	$(604)	$(16,000)	$(706,891)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,095,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Stockholders’ Equity

	# of Shares	Par Value	Contributed Surplus	Retained Earnings	Total
Shares Issued for Cash	5,570,000	$5,570	$29,430		$35,000
Shares Issued for Franchise	275,000	275	24,725		25,000
Net Loss for year ended June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005	5,845,000	5,845	54,155	(9,562)	50,438

Net Loss for year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,845	54,155	(57,658)	2,342

Net Loss for year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	5,845,000	5,845	54,155	(81,412)	(21,412)

Shares Issued for Cash	125,000	125	249,875		250,000
Shares Issued for Property	158,750	159	317,341		317,500
Net Loss for year ended June 30, 2008				(189,550)	(189,550)
Balance June 30, 2008	6,128,750	6,129	621,371	(270,962)	356,538

Cancellation of Shares	(33,750)	(34)	(49,966)		(50,000)
Expenses for Contributed Surplus			12,000		12,000
Net Loss for year ended June 30, 2009				(419,325)	(419,325)
Balance June 30, 2009	6,095,000	6,095	583,405	(690,287)	(100,787)

Expenses for Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2010				(16,000)	(16,000)
Balance June 30, 2010	6,095,000	6,095	599,405	(706,287)	(100,787)
Forgiveness of Related Party			85,391		85,391
Expenses for Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2011				(604)	(604)
Balance June 30, 2011	6,095,000	$6,095	$700,796	$(706,891)	$0

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(604)	$(16,000)	$(706,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expenses and Forgiveness charged to capital	101,391	16,000	129,391
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase (decrease) in
Subscriptions receivable	-	-	-
Accounts payable	(15,396)	-	-
Net Cash Provided (Used) by Operating Activities	85,391	-	(210,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Loan from Shareholder/Forgiveness	(85,391)	-	-
Net Cash Provided (Used) by Financing Activities	(85,391)	-	235,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to  Financial Statements
June 30, 2011

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of June 30, 2011 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through June 30, 2011 ,of $706,891.

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

NOTE 4 - DEBT /RELATED PARTY

Loan Payable

During the year debt previously on the books for $85,391 was forgiven and charged to additional paid in capital.

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

NOTE 6 - FORGIVENESS OF DEBT

During the period accounts payable of $15,396 was forgiven and is shown in other income in the statement of operations.

NOTE 7 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Deferred Tax Assets – Non-current:

NOL Carryover	$340,517	$355,913
Payroll Accrual	-	-
Less valuation allowance	(340,517)	(355,913)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2011 and 2010 due to the following:

	2011	2010
Book Income	$(604)	$(16,000)
Meals and Entertainment	-	-
Impairment	-	-
Charged items	16,000	16,000
Valuation allowance	(15,396)	-
	$-	$-

NOTE 7 - INCOME TAX (continued)

At June 30, 2011, the Company had net operating loss carry forwards of approximately $340,517 that may be offset against future taxable income to the year 2024.. No tax benefit has been reported in the June 30, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - SUBSEQUENT EVENTS

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

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)

Gregroy Rotelli	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

President, Treasurer, Secretary, and Director	2009	0	0	0	0	0	0	0

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of July, 2014.

Baying Ecological Holding Group Inc.
formerly known as Toro Ventures Inc.
(Registrant)

Date: Ju ly 31, 2014	By:	/s/ Parsh Patel
Parsh Patel
President, Chief Executive Officer, Chief Financial Officer and Treasurer