Form 10-Q/A
period 2011-12-31
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Quarterly Report on Form 10-Q for six month period ended December 31, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended December 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	December 31,	June 30,
	2011	2011
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interear in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$-
Note payable - related party	-	-
TOTAL CURRENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of December 31, 2011 and 6,128,750 common shares as of June 30, 2011.	6,095	6,095
Additional paid-in capital	708,896	700,796
Retained Earnings	(714,891)	(706,891)
TOTAL STOCKHOLDERS' EQUITY	-	-
	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months ended		Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-11	31-Dec-10	31-Dec-11	31-Dec-10	31-Dec-11

OIL AND GAS REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	-	-	2,380
Management Fees	3,000	3,000	6,000	6,000	77,843
Professional Fees	-	-	-	-	246,538
Rent	1,000	1,000	2,000	2,000	60,243
Amortization	-	-	-	-	8,125
Impairment Charge	-	-	-	-	334,375
Bank Charges and Interest	-	-	-	-	783
Total Operating Expenses	4,000	4,000	8,000	8,000	730,287

INCOME (LOSS) OTHER	(4,000)	(4,000)	(8000)	(8000)	(730,287)

OTHER-FORGIVENESS	-	-	-	-	15,396

NET INCOME (LOSS)	$(4,000)	$(4,000)	$(8,000)	$(8,000)	$(714,891)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	6,095,000	6,095,000	6,095,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-11	31-Dec-10	31-Dec-11
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,000)	$(8,000)	$(714,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	8,000	8,000	137,391
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase (decrease) in
Accounts payable	-	-	-
Net Cash Provided (Used) by Operating Activities	-	-	(210,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Loan from Shareholder	-	-	-
Net Cash Provided (Used) by Financing Activities	-	-	235,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2011 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through December 31, 2011, of $714,891.

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

NOTE 7 – INCOME TAX (continued)

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

Six Month Period Ended December 31, 2011 Compared to Six Month Period Ended December 31, 2010

For the Six Months Ended December 31,	2011	2010

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	-0-
Management fees	6,000	6,000
Professional fees	-0-	-0-
Rent	2,000	2,000
Amortization	-0-	-0-
Impairment Charge	-0-	-0-
Bank Charges and Interest	-0-	-0-
Total operating expenses	8,000	8,000

Net Income (Loss)	(8,000)	(8,000)

Our net loss for the six month period ended December 31, 2011 was ($8,000) compared to a net loss of ($8,000) during the six month period ended December 31, 2010. During the six month periods ended December 31, 2011 and December 31, 2010, we did not generate any revenue.

During the six month period ended December 31, 2011, we incurred operating expenses of $8,000 compared to $8,000 incurred during the six month period ended December 31, 2010. During the six month period ended December 31, 2011, operating expenses consisted of: (i) management fees of $6,000 (2010: $6,000); and (ii) rent of $2,000 (2010: $2,000).

Thus, our net loss and loss per share during the six month period ended December 31, 2011 was ($6,000) or ($0.00) per share compared to a net loss and loss per share of ($6,000) or $0.00 per share during the six month period ended December 31, 2010.

Three Month Period Ended December 31, 2011` Compared to Three Month Period Ended December 31, 2010

Our net loss for the three month period ended December 31, 2011 was ($4,000) compared to a net loss of ($4,000) during the three month period ended December 31, 2010. During the three month periods ended December 31, 2011 and December 31, 2010, we did not generate any revenue.

During the three month period ended December 31, 2011, we incurred operating expenses of $4,000 compared to $4,000 incurred during the three month period ended December 31, 2010. During the three month period ended December 31, 2011, operating expenses consisted of: (i) management fees of $3,000 (2010: $3,000); and (ii) rent of $1,000 (2010: $1,000).

Thus, our net loss and loss per share during the three month period ended December 31, 2011 was ($4,000) or ($0.00) per share compared to a net loss and loss per share of ($4,000) or $0.00 per share during the three month period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2011

As of December 31, 2011, our current assets were $-0- and our current liabilities were $-0-.

As of December 31, 2011, our total assets were $-0-.

As of December 31, 2011, our total liabilities were $-0-.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2011, net cash flows used in operating activities was ($-0-) compared to cash flows from operating activities of ($-0-) for the six month period ended December 31, 2010. Net cash flows used in operating activities consisted primarily of a net loss of $8,000 (2010: $8,000), which was changed by a decrease of $8,000 (2010: $8,000) in expense charged to contributed surplus.

Cash Flows from Investing Activities

For the six month period ended December 31, 2011, net cash flows provided by investing activities was $-0- (2010: $-0-).

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended December 31, 2011, net cash flows provided by financing activities was $-0- (2010: $-0-).

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

We have accrued accumulated net losses of $71 0, 891 for the period from inception (April 11, 2005) to December 31, 2011 , which decreased based upon the debt forgiveness of $15,396. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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