Form 10-K/A
period 2012-06-30
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO

Form 10-K

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act.) Yes ☒ No ☐

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

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Table of Contents

Page
PART I

Item 1:	Description of Business

Item 1A:	Risk Factors

Item 2:	Description of Property

Item 3:	Legal Proceedings

Item 4:	Submission of Matters to a Vote of Security Holders

PART II

Item 5:	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Item 6:	Management's Discussion and Analysis or Plan of Operation

Item 7:	Financial Statements

Item 8:	Changes In Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A:	Controls and Procedures

Item 8B:	Other Information

Item 9:	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10:	Executive Compensation

Item 11:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12:	Certain Relationships and Related Transactions

Item 13:	Exhibits

Item 14:	Principal Accountant Fees and Services

SIGNATURES

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Annual Report on Form 10-K for fiscal year ended June 30, 2012.

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

We have accrued accumulated net losses of $7 22,891 for the period from inception (April 11, 2005) to June 30, 2012 and have revenues of $Nil to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

For Fiscal Year Ended June 30,	2012	2011

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	-0-
Management fees	12,000	12,000
Professional fees	-0-	-0-
Rent	4,000	4,000
Amortization	-0-	-0-
Impairment Charge	-0-	-0-
Bank Charges and Interest	-0-	-0-
Total operating expenses	16,000	16,000

Net Income (Loss)	(16,000)	(16,000)

Our net loss for fiscal year ended June 30, 2012 was ($16,000) compared to a net loss of ($16,000) for fiscal year ended June 30, 2011. During fiscal years ended June 30, 2012 and June 30, 2011, we did not generate any revenue.

During fiscal year ended June 30, 2012, we incurred operating expenses of $16,000 compared to $16,000 incurred during fiscal year ended June 30, 2011. During fiscal year ended June 30, 2012, operating expenses consisted of: (i) management fees of $12,000 (2011: $12,000); and (ii) rent of $4,000 (2011: $4,000). Operating expenses during fiscal year ended June 30, 2012 from 2011 remained stable.

During fiscal year ended June 30, 2011, we recognized forgiveness of debt in the amount of $15,396 (2010: $-0-),

Thus, our net loss and loss per share during fiscal year ended June 30, 2012 was ($16,000) or ($0.00) per share compared to a net loss and loss per share of ($16,000) or ($0.00) per share during fiscal year ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2012

As of June 30, 2012, our current assets were $-0- and our current liabilities were $-0-.

As of June 30, 2012, our total assets were $-0-. There was no change in total assets from fiscal year ended June 30, 2011.

As of June 30, 2012, our total liabilities were $-0-. There was no change in total liabilities from fiscal year ended June 30, 2011.

Stockholders’ equity (deficit) was $-0- for fiscal years ended June 30, 2012 and June 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2012, net cash flows provided by operating activities was $-0- compared to $85,391 for fiscal year ended June 30, 2011. Net cash flows used in operating activities consisted primarily of a net loss of $16,000 (2011: $604), which was partially adjusted by $16,000 (2011: $101,391) in expense charged to contributed surplus and further changed by $-0- (2001: $15,396) by a decrease in accounts payable.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2012 and June 30, 2011, net cash flows provided by investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended June 30, 2012, net cash flows used by financing activities was $-0- (2011: $85,391) relating to loan from shareholder/forgiveness.

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

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	June 30,	June 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$-
Note payable - related party	-	-
TOTAL CURRENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	6,095	6,095
Authorized - 75,000,000 $0.001 par value common shares Issued - 6,095,000 as of June 30, 2012 and as of June 30, 2011
Additional paid-in capital	716,796	700,796
Retained Earnings (Deficit)	(722,891)	(706,891)
TOTAL STOCKHOLDERS' EQUITY	-	-
	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2012	June 30, 2011	June 30, 2012

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	2,380
Management Fees	12,000	12,000	83,843
Professional Fees	-	-	246,538
Rent	4,000	4,000	62,243
Amortization	-	-	8,125
Impairment Charge	-	-	334,375
Bank Charges and Interest	-	-	783
Total Operating Expenses	16,000	16,000	738,287

INCOME (LOSS( BEFORE INCOME TAXES	(16,000)	(16,000)	(738,287)

OTHER	-	-	15,396

NET INCOME (LOSS)	$(16,000)	$(16,000)	$(722,891)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,095,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Stockholders’ Equity

	# of Shares	Par Value	Contributed Surplus	Retained Earnings	Total

Shares Issued for Cash	5,570,000	$5,570	$29,430		$35,000
Shares Issued for Franchise	275,000	275	24,725		25,000
Net Loss for year ended June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005	5,845,000	5,845	54,155	(9,562)	50,438

Net Loss for year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	5,845,000	5,845	54,155	(57,658)	2,342

Net Loss for year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	5,845,000	5,845	54,155	(81,412)	(21,412)

Shares Issued for Cash	125,000	125	249,875		250,000
Shares Issued for Property	158,750	159	317,341		317,500
Net Loss for year ended June 30, 2008				(189,550)	(189,550)
Balance June 30, 2008	6,128,750	6,129	621,371	(270,962)	356,538

Buyback of Shares	(33,750)	(34)	(49,966)		(50,000)
Expenses forgiven to Contributed Surplus			12,000		12,000
Net Loss for year ended June 30, 2009				(419,325)	(419,325)
Balance June 30, 2009	6,095,000	6,095	583,405	(690,287)	(100,787)

Expenses forgiven to Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2010				(16,000)	(16,000)
Balance June 30, 2010	6,095,000	6,095	599,405	(706,287)	(100,787)
Loan forgiven to Capital			85,391		85,391
Expenses forgiven to Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2011				(604)	(604)
Balance June 30, 2011	6,095,000	6,095	700,796	(706,891)	-

Expenses forgiven to Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2012				(16,000)	(16,000)
Balance June 30, 2012	6,095,000	$6,095	$716,796	$(722,891)	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,000)	$(604)	$(722,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	16,000	101,391	145,391
Debts charged to Contributed Surplus	-	-	-
Shares for services	-	-	-
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase (decrease) in
Accounts payable	-	(15,396)	-
Net Cash Provided (Used) by Operating Activities	-	85,391	210,000

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000))
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Loan from Shareholder	-	(85,391)	-
Net Cash Provided (Used) by Financing Activities	-	(85,391)	235,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$-
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to  Financial Statements
JUNE 30, 2012

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through June 30,2012 ,of $722,891.

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

NOTE 7 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary different amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Deferred Tax Assets – Non-current:

NOL Carryover	$340,517	$340,517
Payroll Accrual	-	-
Less valuation allowance	(340,517)	(340,517)

Deferred tax assets, net of valuation allowance	$-	$-

NOTE 7 – INCOME TAX (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2012 and 2011 due to the following:

	2012	2011

Book Income	$(16,000)	$(604)
Meals and Entertainment	-	-
Impairment	-	-
Charged items	16,000	16,000
Valuation allowance	-	(15,396)
	$-	$-

At June 30, 2012, the Company had net operating loss carry forwards of approximately $340,517 that may be offset against future taxable income to the year 2024.. No tax benefit has been reported in the June 30, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)

Joseph Arcaro	2012	10,000	0	0	0	0	0	0
President, Treasurer, Secretary and Director	2011	0	0	0	0	0	0	0

Gregroy Rotelli	2010	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2009	0	0	0	0	0	0	0
____________
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