Form 10-Q/A
period 2012-12-31
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

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

Commission File Number 000-51974

BAYING ECOLOGICAL HOLDING GROUP INC. formerly known as TORO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 Stephenson Highway, Suite 310 Troy, Michigan 48083	48083
(Address of principal executive offices)	(Zip Code)

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Quarterly Report on Form 10-Q for six month period ended December 31, 2012.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended December 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets (Unaudited)

	December 31,	June 30,
	2012	2012
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interear in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$9,485	$-

TOTAL CURRENT LIABILITIES	9,485	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares	6,095	6,095
Issued - 6,095,000 as of December 31, 2012 and as of June 30, 2012.
Additional paid-in capital	724,796	716,796
Retained Earnings	(740,376)	(722,891)
TOTAL STOCKHOLDERS' EQUITY	(9,485)	-
	$-	$-

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months ended		Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-12	31-Dec-11	31-Dec-12	31-Dec-11	31-Dec-12

OIL AND GAS REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	-	-	2,380
Management Fees	3,000	3,000	6,000	6,000	89,843
Professional Fees	9,485	-	9,485	-	256,023
Rent	1,000	1,000	2,000	2,000	64,243
Amortization	-	-	-	-	8,125
Impairment Charge	-	-	-	-	334,375
Bank Charges and Interest	-	-	-	-	783
Total Operating Expenses	13,485	4,000	17,485	8,000	755,772

INCOME (LOSS) BEFORE OTHER	(13,485)	(4,000)	(17,485)	(8000)	(755,772)

OTHER	-	-	-	-	15,396

NET INCOME (LOSS)	$(13,485)	$(4,000)	(17,485)	$(8,000)	$(740,376)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,095,000	6,095,000	6,095,000	6,095,000

Net loss per share-diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Average number of common shares
Basic and Diluted	100,945,000	6,095,000	100,945,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-12	31-Dec-11	31-Dec-12
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,485)	$(8,000)	$(740,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	8,000	8,000	153,391
Debts charged to Contributed Surplus	-	-	-
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase in Accrued Expenses	9,485	-	9,485
Net Cash Provided (Used) by Operating Activities	-	-	(210,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Notes Payable -			-
Issuance of Capital Stock for cash	-	-	235,000
Net Cash Provided (Used) by Financing Activities	-	-	235,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$10,000
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2012

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of June 30, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through December 31, 2012 of $740,376.

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

NOTE 4 - RELATED PARTY TRANSACTION

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

NOTE 7- INCOME TAX

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

NOTE 7 - INCOME TAX (continued)

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

Six Month Period Ended December 31, 2012 Compared to Six Month Period Ended December 31, 2011.

For the Six Months Ended December 31,	2012	2011

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	-0-
Management fees	3,000	3,000
Professional fees	9,485	-0-
Rent	1,000	1,000
Amortization	-0-	-0-
Impairment Charge	-0-	-0-
Bank Charges and Interest	-0-	-0-
Total operating expenses	13,485	4,000

Net Income (Loss)	(13,485)	(4,000)

Our net loss for the six month period ended December 31, 2012 was ($13,485) compared to a net loss of ($4,000) during the six month period ended December 31, 2011. During the three month periods ended December 31, 2012 and December 31, 2011, we did not generate any revenue.

During the six month period ended December 31, 2012, we incurred operating expenses of $13,485 compared to $4,000 incurred during the six month period ended December 31, 2011. During the six month period ended December 31, 2012, operating expenses consisted of: (i) management fees of $3,000 (2011: $3,000); (ii) rent of $1,000 (2011: $1,000); and (iii) professional fees of $9.485 (2011: $-0-).

Thus, our net loss and loss per share during the six month period ended December 31, 2012 was ($13,485) or ($0.00) per share compared to a net loss and loss per share of ($4,000) or $0.00 per share during the six month period ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2012

As of December 31, 2012, our current assets were $-0- and our current liabilities were $9,485 consisting of accounts payable.

As of December 31, 2012, our total assets were $-0-.

As of December 31, 2012, our total liabilities were $9,485.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2012, net cash flows used in operating activities was ($-0-) compared to cash flows from operating activities of ($-0-) for the six month period ended December 31, 2011. Net cash flows used in operating activities consisted primarily of a net loss of $17,485 (2011: $8,000), which was changed by a decrease of $8,000 (2011: $8,000) in expense charged to contributed surplus and $9,485 (2011: $-0-) in increase in accrued expenses.

Cash Flows from Investing Activities

For the six month period ended December 31, 2012, net cash flows provided by investing activities was $-0- (2012: $-0-).

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended December 31, 2012, net cash flows provided by financing activities was $-0- (2011: $-0-).

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

Item 3. Critical Accounting Policies

t we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

PART II - OTHER INFORMATION

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

We have accrued accumulated net losses of $ 740 ,376 for the period from inception (April 11, 2005) to December 31, 2012. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

*
dilution caused by our issuance of additional shares of common stock and other forms of equitysecurities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

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

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
(10)	Material Contracts
10.1	Master Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
10.2	Turnkey Agreement between our company and Nitro Petroleum, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 26, 2008).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
* Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYING ECOLOGICAL HOLDING GROUP INC. formerly known as TORO VENTURES INC.

July 31 , 2014	By:	/s/ Parsh Patel
Parsh Patel
President, Chief Executive Officer, Chief Financial Officer, and Treasurer