Form 10-Q/A
period 2013-03-31
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Quarterly Report on Form 10-Q for nine month period ended March 31, 2013.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAYING ECOLOGICAL HOLDING GROUP INC. Balance Sheets

	March 31,	June 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible Note	$9,485	$-
Accrued interest on convertible note	4,736,449	-
TOTAL CURRENT LIABILITIES	4,745,934	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued - 16,095,000 as of March 31, 2013 and as of June 30, 2012	6,095	6,095
Additional paid-in capital	728,796	716,796
Retained Earnings	(5,480,825)	(722,891)
TOTAL STOCKHOLDERS' EQUITY	(4,745,934)	-
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months ended		Nine months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-13	31-Mar-12	31-Mar-13	31-Mar-12	31-Mar-13

OIL AND GAS REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	-	-	2,380
Management Fees	3,000	3,000	9,000	9,000	92,843
Professional Fees	-	-	9,485	-	256,023
Rent	1,000	1,000	3,000	3,000	65,243
Amortization	-	-	-	-	8,125
Impairment Charge	-	-	-	-	334,375
Bank Charges and Interest	-	-	4,736,449	-	4,737,232
Total Operating Expenses	4,000	4,000	4,757,934	12,000	5,496,221

INCOME (LOSS) BEFORE OTHER	(4,000)	(4,000)	(4,757,934)	(12,000)	(5,496,221)

OTHER	-	-	-	-	15,396

NET INCOME (LOSS)	$(4,000)	$(4,000)	$(4,757,934)	$(12,000)	$(5,480,825)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,095,000	6,095,000	6,095,000	6,095,000

NET LOSS PER SHARE BASIC AND DILUTED	$(0.05)	$(0.00)	$(0.05)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES BASIC AND DILUTED	100,945,000	6,095,000	100,945,000	6,095,000

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Nine months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-13	31-Mar-12	31-Mar-13
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,757,934)	$(12,000)	$(5,480,825)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	12,000	12,000	157,391
Increase in Accrued Interest	4,736,449	-	4,736,449
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Net Cash Provided (Used) by Operating Activities	(9,485)	-	(219,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable	9,485		9,485
Issuance of Capital Stock for cash	-	-	235,000
Net Cash Provided (Used) by Financing Activities	9,485	-	244,485
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$10,000
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2013

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through March 31, 2013 of $5,480,825.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE/INTEREST

In October of 2012 the Company incurred a debt for professional services of $9,485. The Company then issued a note which enables the holder to convert the debt into common shares @.0001 per share which would be 94,850,000 shares. This amount is greater than the present authorized shares. The convertible feature forced a balck sholes calculation on the conversion which resulted in a interest convertible debt number of $4,736,449 which is shown as a liability on the balance sheet and under expenses in the statement of operations.

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

Nine Month Period Ended March 31, 2013 Compared to Nine Month Period Ended March 31, 2012

For the Nine Months Ended March 31,	2013	2012

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	-0-
Management fees	9,000	9,000
Professional fees	9,485	-0-
Rent	3,000	3,000
Amortization	-0-	-0-
Impairment Charge	-0-	-0-
Bank Charges and Interest	4,736,449	-0-
Total operating expenses	4,757,934	12,000

Net Income (Loss)	(4,757,934)	(12,000)

Our net loss for the nine month period ended March 31, 2013 was ($4,757,934) compared to a net loss of ($12,000) during the nine month period ended March 31, 2011, an increase of $4,745,934. During the nine month periods ended March 31, 2013 and March 31, 2012, we did not generate any revenue.

During the nine month period ended March 31, 2013, we incurred operating expenses of $4,36,449 compared to $12,000 incurred during the nine month period ended March 31, 2012. During the nine month period ended March 31, 2013, operating expenses consisted of: (i) management fees of $9,000 (2012: $9,000); (ii) professional fees of $9,485 (2012: $-0-): (iii) rent of $3,000 (2012: $3,000); and (iv) bank charges and interest of $4,757,934 (2012: $-0-).. Operating expenses increased during the nine month period ended March 31, 2013 from the nine month period ended March 31, 2012 based on the incurrence of a debt for professional services of $9,485. We issued a note which enabled the holder to convert the debt into common shares @.0001 per share which would be 94,850,000 shares. This amount is greater than our present authorized shares. Thus, the convertible feature forced a black sholes calculation on the conversion which resulted in a interest convertible debt number of $4,736,449 which is shown as a liability on the balance sheet and under expenses in the statement of operations .

Thus, our net loss and loss per share during the nine month period ended March 31,2013 was ($4,757,934) or ($0.00) per share compared to a net loss and loss per share of ($12,000) or $0.00 per share during the nine month period ended March 31, 2012.

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012

Our net loss for the three month period ended March 31, 2013 was ($4,000) compared to a net loss of ($4,000) during the three month period ended March 31, 2012. During the three month periods ended March 31, 2013 and March 31, 2012, we did not generate any revenue.

During the three month period ended March 31, 2013, we incurred operating expenses of $4,000 compared to $4,000 incurred during the three month period ended March 31, 2012. During the three month period ended March 31, 2013, operating expenses consisted of: (i) management fees of $3,000 (2012: $3,000); and (ii) rent of $1,000 (2012: $1,000).

Thus, our net loss and loss per share during the three month period ended March 31, 2013 was ($4,000) or ($0.00) per share compared to a net loss and loss per share of ($4,000) or $0.00 per share during the three month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended March 31, 2013

As of March 31, 2013, our current assets were $-0- and our current liabilities were $4,745,934, resulting in a working capital deficit of $4,745,934. As of March 31, 2013, current liabilities consisted of: (i) $9,485 in convertible note; and (ii) $4,736,449 in accrued interest on convertible note.

As of March 31, 2013, our total assets were $-0-.

As of March 31, 2013, our total liabilities were $4,745,934 consisting entirely of current liabilities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2013, net cash flows used in operating activities was ($9,485) compared to cash flows from operating activities of ($-0-) for the nine month period ended March 31, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $4,757,934 (2012: $12,000), which was changed by a decrease of $12,000 (2012: $12,000) in expense charged to contributed surplus and an increase of $4,736,449 (2012: $-0-) in accrued interest.

Cash Flows from Investing Activities

For the nine month period ended March 31, 2013, net cash flows provided by investing activities was $-0- (2012: $-0-).

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended March 31, 2013, net cash flows provided by financing activities was $9,485 (2012: $-0-) in note payable.

MATERIAL COMMITMENTS

In October of 2012 we incurred a debt for professional services of $9,485. We then issued a note which enables the holder to convert the debt into common shares @.0001 per share which would be 94,850,000 shares. This amount is greater than the present authorized shares. The convertible feature forced a black sholes calculation on the conversion which resulted in a interest convertible debt number of $4,736,449 which is shown as a liability on the balance sheet and under expenses in the statement of operations.

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

We have accrued accumulated net losses of $ 5, 480,825 for the period from inception (April 11, 2005) to March 31, 2013 , which increased based upon the recording of the black sholes calculation on the conversion of the note resulting in a liability. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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