Form 10-K/A
period 2013-06-30
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☒ No ☐

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Annual Report on Form 10-K for fiscal year ended June 30, 2013.

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

We have accrued accumulated net losses of $758,376 for the period from inception (April 11, 2005) to June 30, 2013 and have revenues of $Nil to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended June 30 201 3 , which are included herein. The financial information in the table above is derived from the quarterly unaudited financial statements. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

For Fiscal Year Ended June 30,	2013	2012

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	-0-
Management fees	12,000	12,000
Professional fees	19,485	-0-
Rent	4,000	4,000
Amortization	-0-	-0-
Impairment Charge	-0-	-0-
Bank Charges and Interest	-0-	-0-
Total operating expenses	35,485	16,000

Net Income (Loss)	(35,485)	(16,000)

Our net loss for fiscal year ended June 30, 2013 was ($35,485) compared to a net loss of ($16,000) for fiscal year ended June 30, 2012. During fiscal years ended June 30, 2013 and June 30, 2012, we did not generate any revenue.

During fiscal year ended June 30, 2013, we incurred operating expenses of $35,485 compared to $16,000 incurred during fiscal year ended June 30, 2012. During fiscal year ended June 30, 2013, operating expenses consisted of: (i) management fees of $12,000 (2011: $12,000); (ii) professional fees of $19,485 (2012: $-0-); and (iii) rent of $4,000 (2011: $4,000). Operating expenses during fiscal year ended June 30, 2012 from 2011 remained stable.

Thus, our net loss and loss per share during fiscal year ended June 30, 2013 was ($35,485) or ($0.58) per share compared to a net loss and loss per share of ($16,000) or ($0.26) per share during fiscal year ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2013

As of June 30, 2013, our current assets were $-0- and our current liabilities were $9,485.

As of June 30, 2013, our total assets were $-0-. There was no change in total assets from fiscal year ended June 30, 2012.

As of June 30, 2013, our total liabilities were $9,485. During fiscal year ended June 30, 2013, total liabilities increased $9,485 from fiscal year ended June 30, 2012 due to accrued liabilities.

Stockholders’ equity (deficit) decreased from $-0- for fiscal year ended June 30, 2012 to ($9,485) at fiscal year ended June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2013, net cash flows provided by operating activities was $-0- compared to $85,391 for fiscal year ended June 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $35,485 (2012: $604), which was partially adjusted by $16,000 (2012: $101,391) in expense charged to contributed surplus and $10,000 (2012: $-0-) in shares for services; and further changed by $9,485 (212: $15,396) by an increase and a decrease, respectively, in accounts payable.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2013 and June 30, 2012, net cash flows provided by investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended June 30, 2013, net cash flows used by financing activities was $-0- (2011: $85,391) relating to loan from shareholder/forgiveness.

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

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	June 30,	June 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$9,485	$-

TOTAL CURRENT LIABILITIES	9,485	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued 160,950 as of June 30, 2013 and 60,950 as of June 30, 2012	161	61
Additional paid-in capital	748,730	722,830
Retained Earnings (Deficit)	(758,376)	(722,891)
TOTAL STOCKHOLDERS' EQUITY	(9,485)	-
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$-	$-

See Accompanying Notes to  Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC .
Statements of Operations

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2013	June 30, 2012	June 30, 2013
OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	2,380
Management Fees	12,000	12,000	95,843
Professional Fees	19,485	-	266,023
Rent	4,000	4,000	66,243
Amortization	-	-	8,125
Impairment Charge	-	-	334,375
Bank Charges and Interest	-	-	783
Total Operating Expenses	35,485	16,000	773,772

Loss before other	(35,485)	(16,000)	(773,772)

OTHER	-	-	15,396

NET INCOME (LOSS)	$(35,485)	$(16,000)	$(758,376)

NET INCOME (LOSS) PER SHARE	$(0.58)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	60,950	60,950

See Accompanying Notes to  Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Stockholders’ Equity

	# of Shares	Par Value	Contributed Surplus	Retained Earnings	Total
Shares Issued for Cash	55,700	$56	$34,944		$35,000
Shares Issued for Franchise	2,750	2	24,998		25,000
Net Loss for year ended June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005	58,450	58	59,942	(9,562)	50,438

Net Loss for year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	58,450	58	59,942	(57,658)	2,342

Net Loss for year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	58,450	58	59,942	(81,412)	(21,412)

Shares Issued for Cash	1,250	1	249,999		250,000
Shares Issued for Property	1,587	2	317,498		317,500
Net Loss for year ended June 30, 2008				(189,550)	(189,550)
Balance June 30, 2008	61,287	61	627,439	(270,962)	356,538

Buyback of Shares	(337)	-	(50,000)		(50,000)
Expenses forgiven to Contributed Surplus			12,000		12,000
Net Loss for year ended June 30, 2009				(419,325)	(419,325)
Balance June 30, 2009	60,950	61	589,439	(690,287)	(100,787)

Expenses forgiven to Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2010				(16,000)	(16,000)
Balance June 30, 2010	60,950	61	605,439	(706,287)	(100,787)

Loan forgiven to Capital			85,391		85,391
Expenses forgiven to Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2011				(604)	(604)
Balance June 30, 2011	60,950	61	706,830	(706,891)	-

Expenses charged to surplus			16,000		16,000
Net Loss for the year ended June 30, 2012				(16,000)	(16,000)
Balance June 30, 2012	60,950	61	$722,830	$(722,891)	-

shares issued for services 100,000		100	25,900		16,000 10,000
Net Loss for year ended June 30, 2013				(35,485)	(35,485)
Balance June 30, 2013	160,950	$161	$748,730	$(758,376)	$(9,485)

See Accompanying Notes to  Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(35,485)	$(604)	$(758,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	16,000	101,391	161,391
Debts charged to Contributed Surplus	-	-	-
Shares for services	10,000	-	10,000
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase (decrease) in
Accrued Expenses	9,485	(15,396)	9,485
Net Cash Provided (Used) by Operating Activities	-	85,391	(210,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000))
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Note payable	-	(85,391)	-
Net Cash Provided (Used) by Financing Activities	-	(85,391)	235,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$-
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to  Financial Statements
June 30, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Baying Ecological Holding Group Inc. (formerly Toro Ventures Inc. was incorporated in Nevada on April 11, 2005. The company changed its name from Toro Ventures Inc. effective February 7, 2014.

Reverse Stock Split

On January 31, 2014 the Company effectuated a 1 to 100 reverse stock split. The financial statements have been presented for all periods to reflect this split.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of June 30, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through June 30, 2013 of $758,376.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Shares Issued

On June 10, 2013 the Company issued 100,000 post split shares valued at market which was determined to be par value as the company’s shares are extremely thinly traded and the company has not raised capital for over six years.

NOTE 6 - FORGIVENESS OF DEBT

During a previous period accounts payable of $15,396 was forgiven and is shown in other income in the statement of operations, cumulative column.

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

Net deferred tax assets consist of the following components as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Deferred Tax Assets – Non-current:
NOL Carryover	$350,002	$340,517
Payroll Accrual	-	-
Less valuation allowance	(350,002)	(340,517)
Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2013 and 2012 due to the following:

	2013	2012
Book Income	$(35,485)	$(16,000)
Stock for Services	10,000	-
Convertible interest calculation	-	-
Charged items	16,000	16,000
Valuation allowance	9,485	-
	$-	$-

NOTE 7 - INCOME TAX (continued)

At June 30, 2013, the Company had net operating loss carry forwards of approximately $350,002 that may be offset against future taxable income to the year 2024.. No tax benefit has been reported in the June 30, 20132 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Joseph Arcaro	2012	10,000	0	0	0	0	0	0
President, Treasurer, Secretary and Director	2011	0	0	0	0	0	0	0

Gregory Rotelli	2010	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2009	0	0	0	0	0	0	0
______________
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

Baying Ecological Holding Group, Inc. formerly known as Toro Ventures Inc. (Registrant)

Date: July 31, 2014	By:	/s/ Parsh Patel
	Name:	Parsh Patel
	Title:	President, Chief Executive Officer, Chief Financial Officer and Treasurer