Form 10-Q
period 2013-12-31
Baying Ecological Holding Group Inc.
filed 2014-07-31
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Therefore, the new Board of Directors of the Company engaged Terry L. Johnson, CPA ("Johnson") as its principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as the Company's principal independent registered public accounting firm was approved by the Company’s Board of Directors. The Company is re-filing the SEC Reports with audited and/or reviewed financial statements, respectively, including this Quarterly Report on Form 10-Q for six month period ended December 31, 2013.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended December 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	December 31,	June 30,
	2013	2013
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interear in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible Note	$9,485	$9,485
Accrued Interest on convertible note	-	4,736,449
TOTAL CURRENT LIABILITIES	9,485	4,745,934

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued – 260,950 and 160,950 as of December 31, 2013 and as of June 30, 2013.	261	161
Additional paid-in capital	5,503,079	748,730
Retained Earnings	(5,512,825)	(5,494,825)
TOTAL STOCKHOLDERS' EQUITY	(9,485)	(4,745,934)
	$-	$-

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months ended		Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-13	31-Dec-12	31-Dec-13	31-Dec-12	31-Dec-13

OIL AND GAS REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	-	-	2,380
Management Fees	3,000	3,000	6,000	6,000	101,843
Professional Fees	10,000	9,485	10,000	9,485	276,023
Rent	1,000	1,000	2,000	2,000	68,243
Amortization	-	-	-	-	8,125
Impairment Charge	-	-	-	-	334,375
Bank Charges and Interest	-	4,736,449	-	4,736,449	4,737,232
Total Operating Expenses	14,000	4,749,934	18,000	4,753,934	5,528,221

INCOME (LOSS) BEFORE OTHER	(14,000)	(4,749,934)	(18,000)	(4,753,934)	(5,528,221)

OTHER	-	-	-	-	15,396

NET INCOME (LOSS)	$(14,000)	$(4,749,934)	$(18,000)	$(4,753,934)	$(5,512,825)

NET INCOME (LOSS) PER SHARE	$(0.06)	$(77.93)	$(0.09)	$(78.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	227,617	60,950	194,283	60,950

Net loss per share-diluted	$(0.00)	$(0.05)	$(0.00)	$(0.05)

Average number of common shares Basic and Diluted	95,077,617	94,910,950`	95,044,283	94,910,950

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-13	31-Dec-12	31-Dec-13
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,000)	$(4,753,934)	$(5,512,825)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	8,000	8,000	4,905,840
Shares issued	10,000	-	20,000
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase in Accrued Interest	-	4,736,449	-
Net Cash Provided (Used) by Operating Activities	-	(9,485)	(219,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Notes Payable -		9,485	9,485
Issuance of Capital Stock for cash	-	-	235,000
Net Cash Provided (Used) by Financing Activities	-	(9,485)	244,485
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$20,000
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

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

Reverse Stock Split

On January 31, 2014 the Company effectuated a 1 to 100 reverse stock split. The financials have been adjusted to present this effect for all periods presented.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2013 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through December 31, 2013 of $5,512,825.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE/INTEREST

In October of 2012 the Company incurred a debt for professional services of $9,485. The Company then issued a note which enables the holder to convert the debt into common shares @.0001 per share which would be 94,850,000 shares. This amount is greater than the present authorized shares. The convertible feature forced a balck sholes calculation on the conversion which resulted in a interest convertible debt number of $4,736,449 which was shown as a liability on the balance sheet and under expenses in the statement of operations. On October 2013 the note expired and the liability was charged to paid in capital.

RELATED PARTY TRANSACTION

The Company has charged to expense with a corresponding credit to paid in capital cost of donated services of its officer which were $3,000 per quarter for management fees and $1,000 per quarter for rent.

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized

75,000,000 common shares with a par value of $0.001.

Shares Issued

On June 10, 2013 the Company issued 100,000 post split shares to its former officer for services valued at market which was determined to be par value as the company’s shares are extremely thinly traded and the company has not raised capital for over six years.

On November 8, 2013 the Company issued 100,000 post split shares for services to its former officer valued in the exact manner as in ht epreceding paragraph.

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

NOTE 7 – INCOME TAX (continued)

At June 30, 2013, the Company had net operating loss carry forwards of approximately $350,002 that may be offset against future taxable income to the year 2024. No tax benefit has been reported in the June 30, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

..
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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended December 31, 2013, which are included herein. The financial information in the table above is derived from the quarterly unaudited financial statements. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Six Month Period Ended December 31, 2013 Compared to Six Month Period Ended December 31, 2012

For the Six Months Ended December 31,	2013	2012

Oil and Gas Revenue	$-0-	$-0-
Cost of sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	-0-
Management fees	6,000	6,000
Professional fees	10,000	9,485
Rent	2,000	2,000
Amortization	-0-	-0-
Impairment Charge	-0-	-0-
Bank Charges and Interest	-0-	4,736,449
Total operating expenses	18,000	4,753,934

Net Income (Loss)	(18,000)	(4,753,934)

Our net loss for the six month period ended December 31, 2013 was ($18,000) compared to a net loss of ($4,753,934) during the six month period ended December 31, 2012. During the six month periods ended December 31, 2013 and December 31, 2012, we did not generate any revenue.

During the six month period ended December 31, 2013, we incurred operating expenses of $18,000 compared to $4,753,934 incurred during the six month period ended December 31, 2012, an increase of $4,735,934. During the six month period ended December 31, 2013, operating expenses consisted of: (i) management fees of $6,000 (2012: $6,000); (ii) professional fees of $10,000 (2012: $9,485); (iii) rent of $2,000 (2012: $2,000); and (iv) bank charges and interest of $-0- (2012: $4,736,449). During the six month period ended December 31, 2012, we issued a note which enabled the holder to convert the debt into common shares @.0001 per share which would be 94,850,000 shares. This amount is greater than our present authorized shares. Thus, the convertible feature forced a black sholes calculation on the conversion which resulted in a interest convertible debt number of $4,736,449 which is shown as a liability on the balance sheet and under expenses in the statement of operations. Thus, our net loss and loss per share during the six month period ended December 31, 2013 was ($18,000) or ($0.09) per share compared to a net loss and loss per share of ($4,753,934) or ($78.00) per share during the six month period ended December 31, 2012.

Three Month Period Ended December 31, 2013 Compared to Three Month Period Ended December 31, 2012

Our net loss for the three month period ended December 31, 2013 was ($14,000) compared to a net loss of ($4,749,934) during the three month period ended December 31, 2012. During the three month periods ended December 31, 2013 and December 31, 2012, we did not generate any revenue.

During the three month period ended December 31, 2013, we incurred operating expenses of $18,000 compared to $4,749,934 incurred during the three month period ended December 31, 2012. During the three month period ended December 31, 2013, operating expenses consisted of: (i) management fees of $3,000 (2012: $3,000); (ii) professional fees of $10,000 (2012: $9,485); (iii) rent of $1,000 (2012: $1,000); and (iv) bank charges and interest of $-0- (2012: $4,736,449.

Thus, our net loss and loss per share during the three month period ended December 31, 2013 was ($14,000) or ($0.06) per share compared to a net loss and loss per share of ($4,749,934) or ($77.93) per share during the three month period ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2013

As of December 31, 2013, our current assets were $-0- and our current liabilities were $4,745,934, resulting in a working capital deficit of $4,745,934. As of December 31, 2013, current liabilities consisted of: (i) $9,485 in convertible note; and (ii) $4,736,449 in accrued interest on convertible note.

As of December 31, 2013, our total assets were $-0-.

As of December 31, 2013, our total liabilities were $4,745,934 consisting entirely of current liabilities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2013, net cash flows used in operating activities was ($-0-) compared to cash flows used by operating activities of ($9,485) for the six month period ended December 31, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $18,000 (2013: $4,753,934), which was changed by a decrease of $8,000 (2012: $8,000) in expense charged to contributed surplus, $10,000 (2012: $-0-) shares issued and $-0- (2012: $4,736,449 in increase in accrued interest.

Cash Flows from Investing Activities

For the six month period ended December 31, 2013, net cash flows provided by investing activities was $-0- (2012: $-0-).

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended December 31, 2013, net cash flows provided by financing activities was $-0- compared to $9,485 in cash flows from financing activities relating to the note payable during the six month period ended December 31, 2012.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have accrued accumulated net losses of $5,745,934 for the period from inception (April 11, 2005) to December 31, 2013 which increased based upon the recording of the black sholes calculation on the conversion of the note resulting in a liability. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Therehave been thin volumes of trading of our common stock. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

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
______
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