Form 10-Q
period 2014-03-31
Baying Ecological Holding Group Inc.
filed 2014-09-24
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51974

BAYING ECOLOGICAL HOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 Stephenson Highway, Suite 310 Troy, Michigan	90265
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 260,950 common shares issued and outstanding as of September 22, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Baying Ecological Holding Group, Inc.
Balance Sheets

	March 31,	June 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interest in Oil and Gas Properties	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible Note	$9,485	$9,485
Accrued interest on convertible note	-	4,736,449
TOTAL CURRENT LIABILITIES	9,485	4,745,934

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued – 260,983 as of March 31, 2014 and 160,950 as of June 30, 2013	261	161
Additional paid-in capital	5,507,079	748,730
Retained Earnings	(5,516,825)	(5,494,825)
TOTAL STOCKHOLDERS' EQUITY	(9,485)	(4,745,934)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$-	$-

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.
Statements of Operations

	Three months ended		Nine months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-14	31-Mar-13	31-Mar-14	31-Mar-13	31-Mar-14
OIL AND GAS REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	-	-	2,380
Management Fees	3,000	3,000	9,000	9,000	104,843
Professional Fees	-	-	10,000	9,485	276,023
Rent	1,000	1,000	3,000	3,000	69,243
Amortization	-	-	-	-	8,125
Impairment Charge	-	-	-	-	334,375
Bank Charges and Interest	-	-	-	4,736,449	4,737,232
Total Operating Expenses	4,000	4,000	22,000	4,757,934	5,532,221

INCOME (LOSS) BEFORE OTHER	(4,000)	(4,000)	(22,000)	(4,757,934)	(5,532,,221)

OTHER	-	-	-	-	15,396

NET INCOME (LOSS)	$(4,000)	$(4,000)	$(22,000)	$(4,757,934)	$(5,516,825)

NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.07)	$(0.10)	$(78.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	260,983	60,950	216,505	60,950

NET LOSS PER SHARE BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES BASIC AND DILUTED	95,110,903	94,910,950	95,060,505	94,710,950

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.
Statements of Cash Flows

	Nine months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-14	31-Mar-13	31-Mar-14
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,000)	$(4,757,934)	$(5,516,825)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	12,000	12,000	4,909,840
Increase in Accrued Interest	-	4,736,449	-
Write-off of Properties	-	-	16,875
Shares issued	10,000	-	362,500
Net Cash Provided (Used) by Operating Activities	-	(9,485)	(219,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable	-	9,485	9,485
Issuance of Capital Stock for cash	-	-	235,000
Net Cash Provided (Used) by Financing Activities	-	9,485	244,485
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$20,000
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP, INC.

(An Exploration Stage Company
Notes to Financial Statements
March 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Baying Ecological Holding Group, Inc. was formerly Toro Ventures Inc which. was incorporated on 11 April 2005, under the laws of the State of Nevada. The company changed its name on January 9, 2014 to better reflect its new business direction.

The Company was originally in the exploration of oil and gas properties is largely inactive.

Reverse Stock Split

On January 9, 2014 the Company effectuated a 1 to 100 reverse stock split. The financial statements have been presented for all periods to reflect this split.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through March 31, 2014 of $5,516,825.

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

Recently issued accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent a netoperating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

On November 8, 2013 the Company issued 100,000 post split shares for services to its former officer valued in the exact manner as in the preceding paragraph.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such event that are material to the financial statements to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

Stock Purchase Agreement

In accordance with the terms and provisions of that certain stock purchase agreement dated December 31, 2013 (the "Stock Purchase Agreement") between Joe Arcaro, seller of control block of restricted shares of common stock of the Company and our sole officer and director ("Arcaro") and The World Financial Holdings Group Co., Ltd., purchaser of the control block of shares of ("World Financial"), there was a change in our control. Arcarco tendered his resignation as the sole member of the Board of Directors and our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer effective February 7, 2014. Effective February 7, 2014, the Board of Directors simultaneously appointed (i) Zhouping Jiao as the sole member of the Board of Directors and as the President/Chief Executive Officer and Treasurer/Chief Financial Officer of the Company; and (ii) Yuehong Yan as our Secretary.

In light of the upcoming new business operations, effective May 1, 2014, Zhouping Jiao resigned as the sole member of the Board of Directors and as ourPresident/Chief Executive Officer, Treasurer/Chief Financial Officer and Yuehong Yan resigned as our Secretary. Simultaneously, the Board of Directors effective May 1, 2014 appointed Parsh Patel as the sole member of the Board of Directors and as our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer.

Amendment to Articles of Incorporation

Effective January 9, 2014, our Board of Directors and the majority shareholders approved an amendment to the articles of incorporation to change our name from "Toro Ventures Inc." to "Baying Ecological Holding Group Inc." (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Nevada on January 23, 2014 changing our name to "Baying Ecological Holding Group Inc." (the "Name Change"). The Name Change was effected to better reflect our future business operations.

We filed appropriate documents with FINRA to effect the Name Change. FINRA declared an effective date of February 7, 2014 for the Name Change. Our trading symbol changed to "BYIN". The new cusip number for the Company is 07278X107.

The Name Change was effected to better reflect the future business operations of the Company.

Submission of Matters to a Vote of Security Holders

On January 9, 2014, our majority shareholders approved a reverse stock split of one for one for one hundred (1:100) of our total issued and outstanding shares of common stock (the “Stock Split”) and the Name Change. Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Stock Split and the Name Change. Our articles of incorporation does not authorize cumulative voting. As of the record date of January 9, 2014, we had 26,095,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 20,000,000 votes, which represents approximately 76.64% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated January 9, 2014.

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of the Company’s shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing the Company and its structure in favorable position in order to effectively negotiate with potential acquisition candidates. Our Board of Directors approved the Name Change and the Stock Split and recommended the majority shareholders of the Company review and approve the Name Change and the Stock Split.

The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 26,095,000 shares to 260,950 shares of common stock. The common stock will continue to be $0.001 par value.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended March 31, 2014, which are included herein. The financial information in the table above is derived from the quarterly unaudited financial statements. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Nine Month Period Ended March 31, 2014 Compared to Nine Month Period Ended March 31, 2013

For the Nine Months Ended March 31	2014	2013

Oil and Gas Revenue	$-0-	$-0-

Operating Expenses
Regulatory and transfer agent fees	-0-	-0-
Management fees	9,000	9,000
Professional fees	10,000	9,485
Rent	3,000	3,000
Amortization	-0-	-0-
Impairment Charge	-0-	-0-
Bank Charges and Interest	-0-	4,736,449
Total operating expenses	22,000	4,757,934

Net Income (Loss)	(22,000)	(4,757,934)

Our net loss for the nine month period ended March 31, 2014 was ($22,000) compared to a net loss of ($4,757,934) during the nine month period ended March 31, 2014. During the nine month periods ended March 31, 2014 and March 31, 2013, we did not generate any revenue.

During the nine month period ended March 31, 2014, we incurred operating expenses of $22,000 compared to $4,757,934 incurred during the nine month period ended March 31, 2013, an increase of $4,735,934. During the nine month period ended March 31, 2014, operating expenses consisted of: (i) management fees of $9,000 (2013: $9,000); (ii) professional fees of $10,000 (2013: $9,485); (iii) rent of $3,000 (2013: $3,000); and (iv) bank charges and interest of $-0- (2013: $4,736,449). During the nine month period ended March 31, 2014, we issued a note which enabled the holder to convert the debt into common shares at $0.0001 per share which would be 94,850,000 shares. This amount is greater than our present authorized shares. Thus, the convertible feature forced a black sholes calculation on the conversion which resulted in a interest convertible debt number of $4,736,449 which is shown as a liability on the balance sheet and under expenses in the statement of operations. Thus, our net loss and loss per share during the nine month period ended March 31, 2014 was ($22,000) or ($0.10) per share compared to a net loss and loss per share of ($4,757,934) or ($78.06) per share during the nine month period ended March 31, 2013.

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013

Our net loss for the three month period ended March 31, 2014 was ($4,000) compared to a net loss of ($4,000) during the three month period ended March 31, 2013. During the three month periods ended March 31, 2014 and March 31, 2013, we did not generate any revenue.

During the three month period ended March 31, 2014, we incurred operating expenses of $4,000 compared to $4,000 incurred during the three month period ended March 31, 2013. During the three month period ended March 31, 2014, operating expenses consisted of: (i) management fees of $3,000 (2013: $3,000); and (ii) rent of $1,000 (2013: $1,000).

Thus, our net loss and loss per share during the three month period ended March 31, 2014 was ($4,000) or ($0.02) per share compared to a net loss and loss per share of ($4,000) or ($0.07) per share during the three month period ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended March 31, 2014

As of March 31, 2014, our current assets were $-0- and our current liabilities were $9,485, resulting in a working capital deficit of $9,485. As of March 31, 2014, current liabilities consisted of $9,485 in convertible note.

As of March 31, 2014, our total assets were $-0-.

As of March 31, 2014, our total liabilities were $9,485 consisting entirely of current liabilities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2014, net cash flows used in operating activities was ($-0-) compared to cash flows used by operating activities of ($9,485) for the nine month period ended March 31, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $22,000 (2013: $4,757,934), which was changed by: (i) a decrease of $12,000 (2013: $12,000) in expense charged to contributed surplus; (ii) $10,000 (2013: $-0-) shares issued; and (iii) $-0- (2013: $4,736,449 in increase in accrued interest.

Cash Flows from Investing Activities

For the nine month period ended March 31, 2014, net cash flows provided by investing activities was $-0- (2013: $-0-).

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended March 31, 2014, net cash flows provided by financing activities was $-0- compared to $9,485 in cash flows from financing activities relating to the note payable during the nine month period ended March 31, 2013.

MATERIAL COMMITMENTS

In October of 2012 we incurred a debt for professional services of $9,485 (the "Debt"). We then issued a note which enables the holder to convert the debt into common shares @.0001 per share which would be 94,850,000 shares. This amount is greater than the present authorized shares. The convertible feature forced a black sholes calculation on the conversion which resulted in a interest convertible debt number of $4,736,449 which is shown as a liability on the balance sheet and under expenses in the statement of operations.

On July 17, 2014, we entered into a waiver and release agreement with 482139 B.C. (the "Claimant") pursuant to which Claimant provided to us a full waiver and release of the Debt.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

OFF BALANCE SHEET ARRANGEMENTS

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

2)
We did not maintain appropriate cash controls – As of March 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)
We did not implement appropriate information technology controls – As of March 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On January 9, 2014, our majority shareholders approved a reverse stock split of one for one for one hundred (1:100) of our total issued and outstanding shares of common stock (the “Stock Split”) and the Name Change. Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Stock Split and the Name Change. Our articles of incorporation does not authorize cumulative voting. As of the record date of January 9, 2014, we had 26,095,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 20,000,000 votes, which represents approximately 76.64% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated January 9, 2014.

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of the Company’s shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing the Company and its structure in favorable position in order to effectively negotiate with potential acquisition candidates. Our Board of Directors approved the Name Change and the Stock Split and recommended the majority shareholders of the Company review and approve the Name Change and the Stock Split.

The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 26,095,000 shares to 260,950 shares of common stock. The common stock will continue to be $0.001 par value.

ITEM 5. OTHER INFORMATION

In light of the upcoming business operations of the Company, effective May 1, 2014, Zhouping Jiao resigned as the sole member of the Board of Directors and as the President/Chief Executive Officer, Treasurer/Chief Financial Officer of the Company and Yuehong Yan resigned as the Secretary of the Company. Therefore, the sole member of the Board of Directors and executive officer is Parsh Patel.

Biography of Parsh Patel

During the past ten years, Mr. Parsh has been involved in the software industry. From November 2010 through July 2011, Mr. Parsh was employed with TR Diagnostics as an engineering supervisor in charge of AGC project management and management of AGV+AGC software development teams. As a program manager, Mr. Parsh: (i) implemented a turnkey medical imaging diagnostic center (www.trdiag.com) and EMR/EHR for provider at Paragon Health, Kalamazoo, Michigan; (ii) integrated RIS system for ultrasound, bone density, mammography and X-ray images with Konica Minolta; and (iii) prepared a customized dashboard to track utilization and various other operational informatics.

From January 2007 through October 2010, Mr. Parsh was employed at Android Industries as a key member of the senior technical staff and project manager in innovations group. Mr. Parsh's responsibilities included but not limited to: (i) ensuring quality systems performed optimally; (ii) developing prototype of solutions for manufacturing systems upgrades; (iii) engineering systems implementing RF ID products for in-hose use – a turn-key scale systems development life cycle implementation; (iv) engineering systems implementing automated machine visions systems for guidance, QC and error proofing; (v) developing concepts for and feasibility studies for lights out factories; (vi) presenting plans to senior management for consolidation of technology islands; (vii) project management in Spain, Mexico and North America; (ix) project management for various manufacturing, operational and financial applications; and (x) participated in development light AGV system.

From February 2002 through November 2005, Mr. Parsh was employed with Spherion where he worked as a web analyst to DashboardAnywhere (DA) support team. His duties involved assisting internal users to interface to DA, which included design, coding, testing in multiple platforms and eventual migration to production. Other assignments included enhancing search feature of DA, interfacing to external websites fro DA, securing access to external servers for surveys, promotions and other business sites. DA, virtual service Workbench application is designed to be a single source of information about HR at DCX. Mr. Parsh's responsibilities also included researching migration from 3.5 to 4 for Web Sphere, migration of iPlanet to WPS, SiteMinder integration into to DA, generation of demographics information to increase DA usage among group types. He also addressed real-time replication of critical/private data using MQSeries and performance monitoring with OVIS. Mr. Parsh has an exemplary knowledge of LDAP at DCX and customized search facility where he worked with UNIX command set to maintain web and application servers. Tools: Java 2.0, EJB 1.1, JSP 1.0, Servlets 2.1, JDBC 2.0, XML 1.0, XSL, IBM Web Sphere, Visual Age, DB2, some WPS, UDB, Web Sphere Application Developer.

From 1995 through 2002, Mr. Parsh was employed with Knowgen Systems Inc./Phoenix Group Inc. as its chief technology officer. Mr. Parsh's worked over seven years with systems and products for web services, e-commerce initiatives, and application development tools and wireless applications. His responsibilities included supervising engineering management and heading up a team of 25 developers, product quality control, and engineering training and budgeting. Mr. Parsh's specific developments included the following: (i) JODE (Java Object Deployment Environment ) – a rapid application development tool for developing small applications using Java components, atrue drag and drop programming for GUI, database access, transport mechanism (TCP/IP), data analysis, reporting and visualization, and a full scale web based software development project utilizing granular implementation with SDLC methodology; (ii) KnowPad – development and deployment of logistics support systems utilizing Global Positioning Systems and GSM/SMS communications, which encompassed writing Java based SMS server for mobile devices and desktops; (iii) Silkworm – development of data aggregation tool for mining data from web sites for placement services, which was developed using socket programming in Java and use javax.net, java.io and SQL server; and (iv) asset tracking system – complete design and development of asset tracking utilizing IBM’s WebSphere Application Server, DB2 database and Linux operating systems, which was a distributed system with n-tier architecture.

From 1994 through 1995, Mr. Parsh was employed with Fanuc Robotics as a manager-vision systems. Mr. Parsh was responsible for strategic planning for sensing products for manufacturing automation, in particular vision systems for guidance and quality control. His responsibilities included: (i) procurement of developed hardware; (ii) software development; (iii) market analysis; and (iv) budget and personnel management. He also developed long term contracts for procurement of embedded components for Robots – Q/A, Q/C, contract compliance and serviceability issues.

From 1988 through 1993, Mr. Parsh was employed with Phoenix Software Development Co. as an engineering/business manager. Mr. Parsh was responsible for heading up a team of 70 designers, developers, programmers, testers and administration. Product development included design and commissioning of automation systems for automotive, pharmaceutical, oil and gas monitoring systems. Automotive systems included paint shops, welding shops, material handling and inventory systems. Mr. Parsh was also involved with integrated programmable logic controllers and various plant floor communications systems. He designed and built voice-recognition systems for traversing menu systems for inspection of incoming parts for defects and producing a manifest for resolution. He also designed and built high-speed vision inspections systems for life sciences to include human and animal health care medicine and food products. Mr. Parsh developed products for Allen Bradly PLC3's for high speed communications and automatic fail over of control systems.

From 1985 through 1987, Mr. Parsh was employed with Schlumberger/Sentry Test Systems as a Senior ATE Designer. Mr. Parsh designed automatic test equipment/systems to test 128 pin parts utilizing artificial intelligence and Lisp language, which required knowledge of DSP. From 1984 through 1986, Mr. Parsh was a senior systems engineer at MA/COM Linkabit where he designed and built communication systems for HBO for home set top boxes for the first launch of HBO entertainment channel. From 1979 through 1983, Mr. Parsh was employed at Hughes Helicopters/Hughes Aircraft as a senior SCADA and Automation engineer. Mr. Parsh worked as a designer and developer of high speed supervisory control and data acquisition system (SCADA) for DOD. This system was utilized to develop the advanced attack Apache helicopter. His responsibilities included development of software for real-time flight monitoring and data visualization/analysis requiring special skills for high-speed data gathering, sampling the data and providing guidance to pilots for maneuvering the Apache. From 1977 through 1979, Mr. Parsh was employed at Becton Dickenson/Telemed as a senior real time programmer where he provided engineering expertise to build a real-time system to collect ECG’s, perform analysis and return the results back to the hospital/physicians office requiring knowledge of programming telephony software for call switching and accounting. From 1975 through 1977, Mr. Parsh was employed at DTE Energy/Detroit Edison as a systems engineer. Mr. Parsh provided systems engineering to systems operations center for managing the power grid in South Eastern Michigan. His responsibilities included real-time programming and monitoring of power plants and transmission.

Mr. Parsh's skills include the following operating systems: NT Workstation and Server, Windows 9x, MS-DOS, Solaris, Unix, Linux, Palm-OS. His skills further include the following languages: Java, Visual Basic, C, C++, FORTRAN, Lisp. He has worked with the following databases: SQL Server, Microsoft Access. Middleware technologies include: JSP, Servlets, SOAP, XMP, CORBA, RMI-IIOP, RPC, WebSphere Application Server. And, frameworks and tools include IBM VisualAge for Java, Microsoft Visual J++, Sun JDK 1.3, Visual Basic, Visual SourceSafe, Internet Explorer, MS Office Professional.

Mr. Parsh earned a B.S. in Chemistry and Mathematics at Grand Valley State University in 1975. He also holds the patent for high speed image processing (U.S. Patent No. 1,307,346).

Employment Agreement

On May 1, 2014, our Board of Directors also authorized the execution of that certain employment agreement with Parsh Patel (the "Employment Agreement"). In accordance with the terms and provisions of the Employment Agreement, we shall pay to Mr. Parsh an annual salary of $18,000 and Mr. Parsh shall be responsible for all day-day-to-day operations and board of director decision making.

CHANGES IN CERTIFYING ACCOUNTANT

On February 12, 2014, we received a comment letter from the Securities and Exchange Commission regarding its filing of Form 10-K for fiscal year ended June 30, 2013 (the "SEC Comment Letter"). The SEC Comment Letter noted that we previously filed eighteen periodic reports on June 18, 2013 covering our fiscal years 2009 through 2013 (collectively, the "SEC Reports"). The SEC Reports were filed by prior management and reflected that the Company believed it was an "inactive entity" as defined in Rule 3-11 of Regulation S-X and therefore did not need to provide audited or reviewed financial statements with its filings. We had not engaged an independent accountant to audit or review our financials.

Therefore, our new Board of Directors engaged Terry L. Johnson, CPA ("Johnson") as our principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as our principal independent registered public accounting firm was approved by our board of directors.

In connection with our appointment of Johnson as our principal registered accounting firm at this time, we have not consulted Johnson on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements. Johnson's offices are located at 406 Greyford Lane, Casselberry, Florida 32717.

As of the date of this Quarterly Report, we have re-filed all the SEC Reports with audited and/or reviewed financial statements, respectively.

ITEM 6. EXHIBITS

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
(10)	Material Contracts
10.1	Master Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
10.2	Turnkey Agreement between our Company and Nitro Petroleum, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
10.3	Employment Agreement between Baying Ecological Holding Group Inc. (incorporated by reference from Current Report on Form 8-K filed on July 31, 2014.
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 26, 2008).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYING ECOLOGICAL HOLDING GROUP INC.

September 23, 2014	By:	/s/ Parsh Patel
Parsh Patel
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)