Form 10-K
period 2014-06-30
Baying Ecological Holding Group Inc.
filed 2014-10-14
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BAYING ECOLOGICAL HOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-2928366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Stephenson Highway, Suite 310 Troy, Michigan	90265
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 887-6391

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐YES    ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐YES    ☒ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐YES ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2013 was $5,326,493.36.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐YES    ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 260,983 shares of common stock are outstanding as of October 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the "Company", "Baying Ecological", "we", "us" and "our" are to Baying Ecological Holding Group, Inc.

CORPORATE HISTORY

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

In light of the upcoming new business operations, effective May 1, 2014, Zhouping Jiao resigned as the sole member of the Board of Directors and as our President/Chief Executive Officer, Treasurer/Chief Financial Officer and Yuehong Yan resigned as our Secretary. Simultaneously, the Board of Directors effective May 1, 2014 appointed Parsh Patel as the sole member of the Board of Directors and as our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer.

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

The Name Change was effected to better reflect our future business operations.

Submission of Matters to a Vote of Security Holders/Reverse Stock Split

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

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of our shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) our posturing and corporate structure in favorable position in order to effectively negotiate with potential acquisition candidates. Our Board of Directors approved the Name Change and the Stock Split and recommended our majority shareholders review and approve the Name Change and the Stock Split.

The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 26,095,000 shares to 260,950 shares of common stock. The common stock will continue to be $0.001 par value.

OUR BUSINESS

New management believes that agriculture is one of the fastest growing investment areas of the 21st century and is posturing the Company to embark on building an industry leading presence as one of China’s walnut conglomerates. Based on management's research, management further believes that in order to capitalize on the growth potential of the walnut market, we will need to revolutionize the industry by building a large scale, all-inclusive, standardized industrial chain. Management intends to achieve this goal by fully utilizing a strong technical force and cultural awareness and heritage to build a strong marketing plan and achieve peak brand operational capability.

Management has been identifying and seeking potential corporate partnerships with the Yangling Modern Agricultural Standardization Institute, which provides an array of technical support for us, as well as Shaanxi Yuanwangda Venture Capital Co., Ltd. in an effort to continue our operational plans. We have been researching an industry-wide chain of production standards for China’s entire walnut industry to full realize the development potential that will lead the industry. We intend to incorporate national policy regulations into every step of our business as well as eco-friendly, yet markedly efficient, methods to ensure the very best product is available to our consumers, while also securing the appropriate profit margins for our investors.

As of the date of this Annual Report, we have met the following milestones to prepare ourselves for complete self-sufficiency and dominance throughout the walnut industry:

•	Successful cultivation of large-scale, eco-efficient walnut reserves (including seed bases and harvesting techniques)

•	Independent development of a specialized compound, biological fertilizer that fights the most common forms of walnut disease and create a barrier to prevent future infection

•	Acquisition and retention of a top-tier production management team to ensure continued success and growth

PRODUCTS AND SERVICES

We offer a high quality, new to market brand that encompasses expertly grafted walnut breeds including the American red spike-shaped walnut and premier fragrant walnuts. We have a focus on providing all of our customers with the absolute pinnacle of walnut perfection while also offering our VIPs the ecologically sound, organic products that are in such high demand with our upper-level clientele.

We provide the following products and services:

No.	Items	Individual Membership	Corporate Membership
	Pre-paid consumer credit（RMB）	100--10,000	1,000--20,000
1	Sales	Pre-paid to enjoy double discount
2	Discount for special products	15% off if paid by cash	Double discount for corporate credit card
3	Discount for consuming in the Club	15% off if paid by cash	Double discount for corporate credit card
4	Discount for normal products	10% off if paid by cash	Double discount for corporate credit card
5	Service fee for group buying	1%--3%
6	A variety of free workshop	20 hours in total
7	Annual fruit-picking	Not limited
8	Group trips	Yes

As special incentives to our long-term clients we are prepared to offer the following programs through our retail location, the Baying Precious and Delicious Food Club:

•	Rechargeable Membership Cards: We will offer a discount to our members that choose to pre-pay for their products using a membership card system.

•	Special Products: Working in tandem with our cooperative business partners, we will be ready to offer our customers unique products only available through our collaboration.

•

Glamorous VIP Reception Center: At our physical location we will feature a VIP tasting experience within our established reception center. Our members will have an opportunity to host guests as they enjoy sampling our offerings at a discount.

•

Superior Offerings: With a focus on providing our clients with the very best walnuts and related products, we are committed to producing only the finest ecologically sound, organic products for our VIPs.

•	Group Discount Purchasing: Our VIPs will have the opportunity to purchase products as a group, thereby taking advantage of a bulk discount.

•

Personal and Professional Development Opportunities: The Fine and Delicious Food Club will be offering free lectures to our clients so as to expand their knowledge base about nutritional and dietary options, health related topics, finance and investment opportunities, as well as classic Chinese cultural studies.

•

Group Enrichment Trips and Annual Fruit Picking Opportunities: The agricultural hubs of the Baying Company are made available to our VIPs in an effort to offer true transparency to our top clients. We will also be offering group trips, organized with both leisure and education in mind, as well as a family-friendly annual fruit picking trip that will cultivate not only an appreciation of the richness of our products, but also a holistic approach to a family’s health and nutrition.

The Baying Precious & Delicious Food Club was an idea that has allowed us to directly reach our customers as we market our products to them. Specializing in selling high-quality and organic fruits, vegetables, cereals, and precious oils, we believe that this aspect of our corporate strategy will be a strong solidifiers of profit and top-of-mind presence. In the end, the Club has nearly infinite profit making applications and as of now we are capitalizing on these: (i) membership card sales; (ii) direct profits from product sales; (iii) cooperation base supply; (iv) public media advertising revenue; and (v) website and periodical advertisement income.

We also intend on applying for and accepting subsidies from the following national organizations/branches of government to enrich our products and our production standards: (i) Department of Commerce: ‘Rural Construction Development’ project which is designed to assist companies with operations in rural areas who help serve local populations; (ii) Ministry of Agriculture: where the government provides subsidies for the construction of pollution-free base and food deep-processing factories countrywide; (iii) Development and Reform Commission: subsidies from government for agricultural machinery equipment; (iv) The Provincial Labor Union; and(v) funds from SME Promotion Bureau.

As of the date of this Annual Report, our offices in China are located on the 6th Floor of Huihao Building, off of 3rd Keji Road, in the heart of Xi’an city.

MARKETING

We are dedicated to capitalizing on a multi-pronged approach to advertising our products. We are confident that when potential consumers try our products, they will become loyal customers in swift order. As such, we participate in numerous customer acquisition and retention activities including complimentary tastings at outdoor events and venues, door-to-door direct advertising, one-on-one marketing techniques including organizing meet and greet opportunities with our staff and our potential consumers, print and electronic media advertising in the Guangming Daily and the Shaanxi Daily, as well as a referral program that benefits both the company, and our existing clients who spread the word about our fantastic offerings. Through these ever-evolving and personalized approaches, we are ensuring that we are both increasing brand awareness and profit margins at the same time.

COMPETITION

After dedicating years to understanding the domestic, as well as the international, walnut market we are confident in our ability to not only penetrate the existing market, but to revolutionize what success means for the industry. The current market is facing a number of shortcomings:

•

There is a marked shortage of quality products. With a lack of well-engineered walnut varieties, the current offers are lacking. An oversaturation of product due to an intense uptick in the number of orchards has caused the quality of fine Chinese walnuts to decline.

•

There are also rampant inconsistencies in the types of varieties being offered. We refer to this as the ‘wide and messy’ effect. Amongst the existing brands there is blind grafting of plants and almost no regulation when it comes to cultivations techniques. This leads to a lack of standardized quality as well as a lack of diversity in the available products.

•

Severe frost damage has also caused a great number of problems within the walnut industry. With no proper research having been applied to create a more frost-resistant walnut, almost the entire industry’s crop was lost with a bald harvest.

•

Without the ability to employ the systems that we have designed for crop management, the industry is currently experiencing the effects of poor management and in turn, they are seeing increasing smaller yields. When we compare the average yield in an American farm (around 4,000 to 5,000 kg per orchard) to the average in a Chinese farm (about 20 kg), we can see that if we are to be as successful as seasoned farmers, there is a vital need for our farmers to be using a better grafted plant in conjunction with a better, more standardized growing process.

•

Finally, we are revolutionizing the existing industrial chain, which is flawed and entirely inadequate for the industry. With no effective business partnerships in place, and widely unregulated, home-based distributions centers, there is no central organizing principle that allows for efficient management of the walnut market. We plan to broaden the processing capabilities of the current system, and tap into the relatively un-competitive industry by offering a more efficient distribution and production chain as well as our superior product.

We have also adopted a world-renowned irrigation system designed by the Netafirm Company of Israel. In employing this system we are able to broaden our agricultural locations since this system can be utilized in even the most challenging of environments, thus allowing us endless options as to where we can cultivate our crops. In addition we use organic fertilizers to grow all of our products. Not only are organic foods better for the environment and our customers’ health, but they continue to be in extremely high demand and are on track to be the most requested items in the industry.

EMPLOYEES

As of the date of this Annual Report, we employ approximately 30 persons.

ITEM 1A. RISK FACTORS.

RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

Risks Related to Our Business

Our walnut products have not been introduced to the market so there is no retail distribution history. Our future ability to grow our revenues depends upon successfully marketing and selling our walnut products.

We have not yet marketed our walnut products. Any adverse developments with respect to the future sale of our walnut products could significantly reduce revenues and have a material adverse effect on our ability to achieve profitability and achieve future growth. We cannot be certain that we will be able to commercialize our walnut products or that our products will be accepted in markets. Specifically, the following factors, among others, could affect market acceptance, revenues and profitability of our walnut products:

•	the introduction of competitive products into the healthy nut snack market;

•	the level and effectiveness of our sales and marketing efforts;

•	any unfavorable publicity regarding nut products or similar products;

•	litigation or threats of litigation with respect to these products;

•	the price of the product relative to other competing products;

•	price increases resulting from rising commodity costs;

•	regulatory developments affecting the manufacture, marketing or use of these products; and

•	the inability to gain significant customers.

There is no assurance that this effort will be successful or that we will receive a return on our investment.

We may not be able to contract for the timely processing of nuts at an acceptable quality and cost.

In order to provide for the processing of our nuts, we may be required to enter into a nut processing agreement. While we believe that we will be able to enter into a processing agreement or engage other third parties to process our nuts, there is no assurance that we will be able to contract for the timely processing of nuts at an acceptable quality and cost. If we are unable to make arrangements with local processors, we would need to ship the crop to processors not in proximity, which may or may not be possible and, even if possible, would likely increase our cost of goods.

We are required to comply with quality and food production standards. The failure to maintain the quality of our walnut products could adversely affect our reputation in the market place and result in product recalls and product liability claims.

We are required to maintain the quality of our products and to comply with our product specifications and requirements for certain certifications for food safety from third-party organizations. In addition, we are required to comply with all Chinese local laws with respect to food safety. However, there can be no assurance that we will continue to produce products that are consistent with our standards or in compliance with applicable laws and standards, and we cannot guarantee that we will be able to identify instances in which we fail to comply with such standards or applicable laws. The failure to produce products that conform to our standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.

Any significant delays of shipments to or from our warehouses could adversely affect our sales.

Shipments to and from our warehouses could be delayed for a variety of reasons, including weather conditions, strikes, and shipping delays. Any significant delay in the shipments of product would have a material adverse effect on our business, results of operations and financial condition, and could cause our sales and earnings to fluctuate during a particular period or periods. We have from time to time experienced, and may in the future experience, delays in the production and delivery of product.

Our farming operations face a competitive labor market in China.

Our farming operations require a large number of workers, many on a seasonal basis. The labor market in China is very competitive. In the event that we are not able to obtain and retain both permanent and seasonal workers to conduct our farming operations, or in the event that we are not able to maintain satisfactory relationships with our workers, our financial results could be negatively impacted.

Our operations rely on certain key personnel who are critical to our business.

Our future operating results depend substantially upon the continued service of key personnel and our ability to attract and retain qualified management and technical and support personnel. We cannot guarantee success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in those positions. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Our business is subject to seasonal fluctuations.

We may experience seasonal fluctuations in production and sales and our quarterly results may fluctuate and our annual performance depends largely on results from prior quarters. Our business is highly seasonal, reflecting the general pattern of peak production and consumer demand for nut products during certain months. Typically, a substantial portion of our revenues may occur during those months. We may experience lower revenues during other quarters and may incur losses in these quarters. In addition, weather conditions may delay harvesting, which may result in a fiscal year with lower than normal revenues.

Additional regulation could increase our costs of production, and our business could be adversely affected.

As an agricultural company, we are subject to extensive government regulation, including regulation of the manner in which we cultivate and fertilize as well as process our walnuts. Furthermore, as we endeavor to move toward processing and selling our products, we will be subject to additional regulation regarding the manufacturing, distribution, and labeling of our products. There may be changes to the legal or regulatory environment, and governmental agencies and jurisdictions where we operate may impose new manufacturing, importation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our financial performance.

Diseases and pests can adversely affect nut production.

Walnuts are susceptible to various diseases and pests that can affect the health of the trees and resultant nut production. There are several types of fungal diseases that can affect nut development. Walnut trees and production may also be affected by insects and other pests. As indicated above, natural enemies are relied upon to manage insects that contribute to nut loss. Without these natural enemies, greater losses are possible. Pesticides may be available to manage these economic insect pests when treatment costs and nut loss justify their use, and when their use does not disrupt the natural enemy population. Increases in these diseases and pests or our inability to successfully control these diseases and pests could result in decreases in production, including loss of trees in affected orchards, which could have a material adverse effect on our business, financial condition and results of operations.

Our orchards are susceptible to natural hazards such as wildfires, rainstorms, floods and windstorms, which may adversely affect nut production.

Our orchards are located in areas that are susceptible to natural hazards, including drought, wildfires, heavy rains, floods, and windstorms. The occurrence of any natural disaster affecting a material portion of our orchards could have a material adverse effect on our business, financial conditions and results of operations.

 The amount and timing of rainfall can materially impact nut production.

The productivity of orchards depends in large part on moisture conditions. Inadequate rainfall can reduce nut yields significantly, whereas excessive rain without adequate drainage can foster disease and hamper harvesting operations. Also, the timing of rainfall relative to key development stages in the growing season can impact nut production. Excessive rains affects pollination. Regardless of the timing, lack of adequate rainfall for prolonged periods of time will also negatively affect nut production.

Fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation could materially adversely affect our business, financial condition and operating results.

As with most food products, the availability and cost of raw materials used in our products can be significantly affected by a number of factors beyond our control, such as general economic conditions, growing decisions, government programs (including government programs and mandates relating to ethanol), weather conditions such as frosts, drought, and floods, and plant diseases, pests and other acts of nature. Because we do not control the production of raw materials, we are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, natural disasters, sustainability issues and boycotts of products or other catastrophic events.

There can be no assurance that we will be able to obtain alternative sources of raw materials at favorable prices, or at all, should there be shortages or other unfavorable conditions. Our inability to obtain adequate supplies of raw materials for our products or energy at favorable prices, or at all, as a result of any of the foregoing factors or otherwise could cause an increase in our cost of sales and a corresponding decrease in gross margin, or cause our sales and earnings to fluctuate from period to period. Such fluctuations and decrease in gross margin could have a material adverse effect on our business, results of operations and financial conditions. There is no assurance that we would be able to pass along any cost increases to our customers.

We may be subject to significant liability should the consumption of any food products manufactured or marketed by us cause injury, illness or death.

Regardless of whether such claims against us are valid, they may be expensive to defend and may generate negative publicity, both of which could materially adversely affect our operating results. The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of bacterial contamination, foreign objects, substances, chemicals, other agents or residues introduced during production processes. Although we believe that we and our manufacturers are in material compliance with all applicable laws and regulations, if the consumption of our products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could materially adversely affect our reputation with existing and potential customers on a permanent basis as well as our corporate image and operating results.

The food industry is highly competitive, and we compete with many companies that have greater resources than us.

Numerous regional and local firms may compete or are capable of competing with us. We compete primarily on the basis of product quality, ability to satisfy specific consumer needs, brand recognition, brand loyalty, service, marketing, advertising and price. Some competitors may have different profit or strategic objectives than we do. Competitors may develop new patentable technology that results in products which are able to compete successfully with our products. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product, and participants in our industry are engaging with new media, including customer outreach through social media and web-based vehicles, which require additional staffing and financial resources.

We have an accumulated deficit. If we are unable to reverse this trend, we will be like by forced to alter operations..

We have incurred losses for the past two fiscal years which consists of a net loss of $26.000 for June 30, 2014 and $35,485 for June30, 2013. In addition, we had an accumulated deficit of $784,376 at June 30, 2014. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new walnut product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

The uncertainty and factors described throughout this section may impede our ability to economically develop, produce, and market our walnut products effectively. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future. Furthermore, since we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2014/2015, additional capital investment will be necessary to develop and sustain our operations.

Our independent registered public accounting firm has raised about over our ability to continue as a going concern.

The independent registered public accounting firm’s report accompanying our June 30, 2014 and 2013 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred operating and net losses as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. If we are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2014. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended June 30, 2014 and June 30, 2013 that expressed substantial doubt regarding our ability to continue as a going concern.

We need additional external capital and if we are unable to raise sufficient capital to fund our plans, we may be forced to delay operations.

Based on our current growth plan we believe we may require approximately $1,200,000 in additional financing within the next twelve months to develop our walnut products. Furthermore, if the cost of our development, production and marketing programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans. If we issue our securities for capital, then the interests of investors and stockholders will be diluted.

The success of our business depends upon the continuing contribution of our key personnel, including Mr. Parsh Patel, our Chief Executive Officer, whose knowledge of our business would be difficult to replace in the event we lose his services.

We are dependent on the services of Parsh Patel, our Chief Executive Officer, and a member of our Board and our other members of our senior management team.. There can be no assurance that Mr. Parsh will continue in his present capacity for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain individuals, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

Our majority shareholder is able to exercise significant influence over matters requiring stockholder approval.

As of the date of this Annual Report, we have 260,983 shares of common stock issued. Currently, our majority shareholder holds approximately 76.6% of the voting power of our common entitled to vote on any matter brought to a vote of the stockholders. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

Our office and director may be subject to conflicts of interest.

Our officer and director serves only part time and can become subject to conflicts of interest. Mr. Parsh may devote part of his working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officer and director could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

Nevada law and our Articles of Incorporation may protect our director from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

We have identified material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

For fiscal year ended June 30, 2014, we did not adequately implement certain internal controls and for the interim periods of March 31, 2014, December 31, 2013 and September 30, 2013. Although we intend to take steps to correct our identified material weaknesses in our internal controls, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we believe we will be able to correct any material weaknesses in our internal controls in the future. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

To maintain compliance with Section 404 of the Act, we will engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging and requires management to dedicate scarce internal resources and to retain outside consultants.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for securities disclosure reporting deadlines. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

There is no significant active trading market for our shares and if an active trading market does not develop, purchasers of our shares maybe unable to sell them publicly.

There is no significant active trading market for our shares, and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

●	Investors may have difficulty buying and selling our shares or obtaining market quotations;

●	Market visibility for our common stock may be limited; and

●	A lack of visibility for our common stock may depress the market price for our shares.

Moreover, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for our walnut products; (iv) changes in the economic performance or market valuations of companies specializing in the nut industries; (v) announcements by us or our competitors of new products, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; and (vii) sales or perceived potential sales of our shares.

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2007, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares. Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

OUR COMMON STOCK IS CONSIDERED TO BE "PENNY STOCK."

Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

The market price of our common stock may be higher or lower than the price you may pay for your shares. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

●	variations in our quarterly operating results;

●	loss of a key relationship or failure to complete significant transactions;

●	additions or departures of key personnel; and

●	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases office space at 850 Stephenson Highway, Suite 310, Troy, Michigan 90265 for principal office location. We also have an office in . a three-year non-cancellable operating lease, which expires December 2014. This location serves as both our principal executive office and the manufacturing and assembly location for our proprietary products.

Presently, Baying Company’s office is located on the 6th Floor of Huihao Building, off of 3rd Keji Road, in the heart of Xi’an city. As of the second quarter of 2014, our registered capital is 100 million RMB.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been quoted on the OTC Bulletin Board under the symbol "BYIN.QB". We previously traded under the symbol "MACO". The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

OTC Bulletin Board (1) (2)

	High	Low
FISCAL YEAR ENDED JUNE 30, 2014:
Fourth Quarter Ended June 30, 2014	$0.00	$0.00
Third Quarter Ended March 31, 2014	$0.00	$0.00
Second Quarter Ended December 31, 2013	$0.00	$0.00
First Quarter Ended September 30, 2013	$0.00	$0.00

FISCAL YEAR ENDED JUNE 30, 2013:
Fourth Quarter Ended June 30, 2013	$0.00	$0.00
Third Quarter Ended March 31, 2013	$0.00	$0.00
Second Quarter Ended December 31, 2012	$0.00	$0.00
First Quarter Ended September 30, 2012	$0.00	$0.00

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of June 30, 2014, there were approximately 90 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

We do not have any equity compensation plans authorized or approved.

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2014, there were 260,983 shares of our common stock issued. We have not reserved any shares for issuance upon exercise of common stock purchase warrants or stock options.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2014 and to current date, we did not issue any shares of unregistered common stock.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended June 30, 2014 and 2013 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

In accordance with the terms and provisions of the Stock Purchase Agreement, there was a change in control of the Company.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2014 AND JUNE 30, 2013

The following discussions are based on our financial statements. These charts and discussions summarize our financial statements for fiscal years ended June 30, 2014 and 2013 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS

	Years ended June 30
	2014	2013
Total operating expenses	26,000	35,485
Loss from operations	(26,000)	(35,485)
Total other income (expense)	-0-	-0-
Net loss	(26,000)	(35,485)
Net loss per share	$(0.14)	$(0.53)

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013.

Our net loss for fiscal year ended June 30, 2014 was ($26,000) compared to a net loss of ($35,485) during fiscal year ended June 30, 2013 (a decrease in net loss of $9,485). During fiscal years ended June 30, 2014 and 2013, we did not generate any revenues.

During fiscal year ended June 30, 2014, we incurred operating expenses of $26,000 compared to $35,485 incurred during fiscal year ended June 30, 2013 (a decrease of $9,485). These operating expenses incurred during fiscal year ended June 30, 2014 consisted of: (i) management fees of $12,000 (2013: $12,000); (ii) professional fees of $10,000 (2013: $19,485); and (iii) rent of $4,000 (2013: $4,000).

Operating expenses incurred during fiscal year ended June 30, 2014 compared to fiscal year ended June 30, 2013 decreased primarily due to the decrease in professional fees of $9,485. The decrease in professional fees was related to decreases in accounting, auditing and legal fees

Net loss during fiscal year ended June 30, 2014 was ($26,000) compared to a net loss of ($35,485) during fiscal year ended June 30, 2013.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended June 30, 2014

As of June 30, 2014, our current assets were $-0- and our current liabilities were $9,485, which resulted in a working capital deficit of $9,485. As of June 30, 2014, our total assets were $-0-

As of June 30, 2014, our total liabilities were $9,485 comprised of accrued expenses.

Stockholders’ deficit increased from ($758,376) for fiscal year ended June 30, 2013 to ($784,376) for fiscal year ended June 30, 2014.

Cash Flows from Operating Activities

●

A term loan secured by a shareholder payable in monthly installments of $2,587 commencing December 25, 2009 but re-financed in May 2011. The loan is due in full on May 18, 2016 and interest accrued monthly at 7.5% per annum.

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2014, net cash flows used in operating activities was $-0- compared to $-0- for fiscal year ended June 30, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $26,000 (2013: $35,485), which was partially adjusted by: (i) $16,000 (2013: $16,000) in expenses charged to contributed surplus; and (ii) $10,000 (2013: $10,000) in shares for services.

Cash Flows from Investing Activities

For fiscal year ended June 30, 2014 and June 30, 2013, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the fiscal year ended June 30, 2014 and June 30, 2013, net cash flows provided from financing activities was $-0-.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $26,000 at fiscal year ended June 30, 2014. Management intends to finance our 2014/2015 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting personnel. If we cannot obtain financing to fund our operations in 2013, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If we cannot obtain financing or generate sufficient revenue to fund our operations in 2014/2015, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph June 30, 2014, in their reports on the accompanying financial statements for June 30, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

CRITICAL ACCOUNTING POLICIES

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BAYING ECOLOGICAL HOLDING GROUP INC.

FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To The Board of Directors and shareholders of

Baying Ecological Holding Group, Inc.

We have audited the accompanying consolidated balance sheets of Baying Ecological Holding Group, Inc. (the “Company”) as of June 30, 2014 and June 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on my audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audits provide a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years ended June 30, 2014, and 2013 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying financial statements, the Company has a significant accumulated deficit and no cash to for payment of ongoing operating expenses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

October 13, 2014

Baying Ecological Holding Group, Inc.

Balance Sheets

	June 30,	June 30,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interest in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$9,485	$9,485
TOTAL CURRENT LIABILITIES	9,485	$9,485

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	261	161
Authorized - 75,000,000 $0.001 par value common shares Issued 260,983 as of June 30, 2014 and 160,950 as of June 30, 2013
Additional paid-in capital	774,630	748,730
Retained Earnings (Deficit)	(784,376)	(758,376)
TOTAL STOCKHOLDERS' EQUITY	(9,485)	(9,485)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$-	$-

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.

Statements of Operations

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2014	June 30, 2013	June 30, 2014
OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	2,380
Management Fees	12,000	12,000	107,843
Professional Fees	10,000	19,485	276,023
Rent	4,000	4,000	70,243
Amortization	-	-	8,125
Impairment Charge	-	-	334,375
Bank Charges and Interest	-	-	783
Total Operating Expenses	26,000	35,485	799,772

Loss before other	(26,000)	(35,485)	(799,772)

OTHER	-	-	15,396

NET INCOME (LOSS)	$(26,000)	$(35,485)	$(784,376)

NET INCOME (LOSS) PER SHARE	$(0.14)	$(0.53)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	179,586	66,429

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.

Statements of Stockholders’ Equity

	# of Shares	Par Value	Contributed Surplus	Retained Earnings	Total
Shares Issued for Cash	55,700	$56	$34,944		$35,000
Shares Issued for Franchise	2,750	2	24,998		25,000
Net Loss for year ended June 30, 2005				(9,562)	(9,562)
Balance June 30, 2005	58,450	58	59,942	(9,562)	50,438

Net Loss for year ended June 30, 2006				(48,096)	(48,096)
Balance June 30, 2006	58,450	58	59,942	(57,658)	2,342

Net Loss for year ended June 30, 2007				(23,754)	(23,754)
Balance June 30, 2007	58,450	58	59,942	(81,412)	(21,412)

Shares Issued for Cash	1,250	1	249,999		250,000
Shares Issued for Property	1,587	2	317,498		317,500
Net Loss for year ended June 30, 2008				(189,550)	(189,550)
Balance June 30, 2008	61,287	61	627,439	(270,962)	356,538

Buyback of Shares	(337)	-	(50,000)		(50,000)
Expenses forgiven to Contributed Surplus			12,000		12,000
Net Loss for year ended June 30, 2009				(419,325)	(419,325)
Balance June 30, 2009	60,950	61	589,439	(690,287)	(100,787)

Expenses forgiven to Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2010				(16,000)	(16,000)
Balance June 30, 2010	60,950	61	605,439	(706,287)	(100,787)

Loan forgiven to Capital			85,391		85,391
Expenses forgiven to Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2011				(604)	(604)
Balance June 30, 2011	60,950	61	706,830	(706,891)	-

Expenses charged to surplus			16,000		16,000
Net Loss for the year ended June 30, 2012				(16,000)	(16,000)
Balance June 30, 2012	60,950	61	$722,830	$(722,891)	-

Shares issued for services	100,000	100	25,900	16,000	10,000
Net Loss for year ended June 30, 2013				(35,485)	(35,485)
Balance June 30, 2013	160,950	$161	$748,730	$(758,376)	$(9,485)

Shares issued for services		100,033	100	9,900	10,000
Contributed services				16,000	16,000
Net loss for year ended June 30, 2014				(26,000)	(26,000)
Balance June 30, 2014	260,983	261	774,630	(784,376)	(9,485)

Baying Ecological Holding Group, Inc.

Statements of Cash Flows

	Year ended		Cumulative from Date of Inception on April 11, 2005 to
	June 30, 2014	June 30, 2013	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,000)	$(35,485)	$(784,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	16,000	16,000	177,391
Debts charged to Contributed Surplus	-	-	-
Shares for services	10,000	10,000	20,000
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase (decrease) in Accrued Expenses	-	9,485	9,485
Net Cash Provided (Used) by Operating Activities	-	-	(210,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Note payable	-	-	-
Net Cash Provided (Used) by Financing Activities	-	--	235,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$-
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.,

Notes to Financial Statements

June 30, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Baying Ecological Holdings, Inc was formerly Toro Ventures Inc which. was incorporated on 11 April 2005, under the laws of the State of Nevada. The company changed its name on January 9, 2014 to better reflect its new business direction.

The Company originally in the exploration of oil and gas properties is largely inactive.

Reverse Stock Split

On January 9, 2014 the Company effectuated a 1 to 100 reverse stock split. The financial statements have been presented for all periods to reflect this split.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of June 30, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through June 30, 2014 of $784,376.

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

On April 24, 2014 100,033 shares were issued to the new founder valued at par.

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

Net deferred tax assets consist of the following components as of June 30, 2014 and 2013:

	June 30,2014	June 30,2013
Deferred Tax Assets – Non-current:

NOL Carryover	$350,002	$350,002
Payroll Accrual	-	-
Less valuation allowance	(350,002)	(350,002)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2014 and 2013 due to the following:

	2014	2013

Book Income	$(26,000)	$(35,485)
Stock for Services	10,000	10,000
Convertible interest calculation	-	-
Charged items	16,000	16,000
Valuation allowance	-	9,485
	$-	$-

NOTE 7 - INCOME TAX (continued)

At June 30, 2014, the Company had net operating loss carry forwards of approximately $350,002 that may be offset against future taxable income to the year 2024. No tax benefit has been reported in the June 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is one such event that are material to the financial statements to be disclosed:

1. In July 2014 the liability shown on the balance sheet of $9,485 was forgiven.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 12, 2014, we received a comment letter from the Securities and Exchange Commission regarding its filing of Form 10-k for fiscal year ended June 30, 2013 (the "SEC Comment Letter"). The SEC Comment Letter noted that we previously filed eighteen periodic reports on June 18, 2013 covering our fiscal years 2009 through 2013 (collectively, the "SEC Reports"). The SEC Reports were filed by prior management and reflected that we believed it was an "inactive entity" as defined in Rule 3-11 of Regulation S-X and therefore did not need to provide audited or reviewed financial statements with our filings. We had not engaged an independent accountant to audit or review our financials.

Therefore, the new Board of Directors has engaged Terry L. Johnson, CPA ("Johnson") as our principal independent registered public accounting firm effective March 24, 2014. The decision to appoint Johnson as our principal independent registered public accounting firm has been approved by the Company’s board of directors.

In connection with our principal registered accounting firm at this time, we have not consulted Johnson on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements. Johnson's offices are located at 406 Greyford Lane, Casselberry, Florida 32717.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions .

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2014, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves educating our management, our accounting staff, and the administrative staff as to the elements of a completed sale. We will also be establishing an audit committee.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2013. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2014 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Previously, in accordance with the terms and provisions of the Stock Purchase Agreement, there was a change in our control. Mr. Arcarco had tendered his resignation as the sole member of the Board of Directors and the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer effective February 7, 2014. Effective February 7, 2014, the Board of Directors simultaneously appointed (i) Zhouping Jiao as the sole member of the Board of Directors and as the President/Chief Executive Officer and Treasurer/Chief Financial Officer; and (ii) Yuehong Yan as the Secretary.

In light of the upcoming new business operations, effective May 1, 2014, Zhouping Jiao resigned as the sole member of the Board of Directors and as the President/Chief Executive Officer, Treasurer/Chief Financial Officer and Yuehong Yan resigned as the Secretary. Therefore, Parsh Patel was appointed as the sole officer and a member of the Board of Directors.

The following table includes the names and positions held of our executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE
Parsh Patel	61	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and Director	2014

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

CORPORATE GOVERNANCE MATTERS

Audit Committee

The Board of Directors has not established an audit committee, and the functions of the audit committee are currently performed by our Board of Directors with assistance by expert independent accounting personnel and oversight by the Board of Directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee.

Code of Ethics

We have not adopted a code of ethics for our executive officers, directors and employees. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Nominating Committee

We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee

We have not established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. During the last fiscal year, Mr. Gunther Than, an executive officer, participated in our board of directors’ deliberations concerning executive officer compensation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2014, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Parsh Patel	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer and Director)

Joseph Arcaro	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(Prior Chief Executive Officer/President, Secretary, Chief Financial Officer/Treasurer and Director)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

 EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Parsh Patel

On May 1, 2014, our Board of Directors authorized the execution of that certain employment agreement with Parsh Patel (the "Employment Agreement"). In accordance with the terms and provisions of the Employment Agreement, we shall pay to Mr. Parsh an annual salary of $18,000 and Mr. Parsh shall be responsible for all day-day-to-day operations and board of director decision making.

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2014 and June 30, 2013.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

Compensation Committee Interlocks and Insider Participation

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. During the last fiscal year, Mr. Gunther Than, an executive officer, participated in our board of directors’ deliberations concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of October 6, 2014 regarding the beneficial ownership of our common stock: (a) each stockholder who holds over 5% of total issued and outstanding common stock; (b) our chief executive officer; and (c) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 248,030,860 shares of common stock outstanding as of October 6, 2014.

		NUMBER OF SHARES	PERCENT OF SHARES
	TITLE	BENEFICIALLY	BENEFICIALLY
NAME AND ADDRESS OF OFFICER/DIRECTOR OR BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Parsh Patel	Common	-0-	-0-
All Directors and officers as a group 1 person)	Common	-0-	-0-
The World Financial Holdings Group Co., Ltd.,	Common	200,000	76.64%

The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the Employment Agreement, we do not have any related transactions. We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2014	2013
Audit fees	$8,000	$5,000
Audit related fees	21,000	-0-
Tax fees	0	-0-
All other fees	0	-0-

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
(10)	Material Contracts
10.1	Master Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
10.2	Turnkey Agreement between our Company and Nitro Petroleum, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
10.3	Employment Agreement between Baying Ecological Holding Group Inc. (incorporated by reference from Current Report on Form 8-K filed on July 31, 2014.
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 26, 2008).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2014.

Baying Ecological Holding Group, Inc.

By:	/s/ Parsh Patel
Parsh Patel
Chief Executive Officer
(Principal executive officer, principal financial officer, and principal accounting officer)

By:	/s/ Parsh Patel
Parsh Patel
Director

