Form 10-Q/A
period 2013-09-30
Baying Ecological Holding Group Inc.
filed 2014-11-10
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.  2 TO

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

BAYING ECOLOGICAL HOLDING GROUP INC. Balance Sheets

	September 30,	June 30,
	2013	2013
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible note payable	$9,485	$9,485
TOTAL CURRENT LIABILITIES	9,485	9,485

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued – 160,950 as of September 30, 2013 and June 30, 2013	161	161
Additional paid-in capital	752,730	748,730
Retained Earnings	(762,376)	(758,376)
TOTAL STOCKHOLDERS' EQUITY	(9,485)	(9,485)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$-	$-

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months ended		Cumulative from Date of Inception on April 11, 2005 to
	September 30, 2013	September 30, 2012	September 30, 2013

OIL AND GAS REVENUES	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	2,380
Management Fees	3,000	3,000	98,843
Professional Fees	-	-	266,023
Rent	1,000	1,000	67,243
Amortization	-	-	8,125
Impairment Charge	-	-	334,375
Bank Charges and Interest	-	-	783
Total Operating Expenses	4,000	4,000	777,772

LOSS	(4,000)	(4,000)	(777,772)

OTHER	-	-	15,396

NET INCOME (LOSS)	$(4,000)	$(4,000)	$(762,376)

NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Diluted)	160,950	60,950

See Accompanying Notes to Unaudited Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash flows

	Three months Ended		Cumulative from Date of Inception on April 11, 2005 to
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,000)	$(4,000)	$(762,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	4,000	4,000	165,391
Debt charged	-	-	-
Shares issued	-	-	10,000
Write off of Properties			16,875
Shares issued for Properties	-	-	342,500
Accrued interest	-	-	-
Net Cash Provided (Used) by Operating Activities	-	-	(219,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Note payable	-	-	9,485
Net Cash Provided (Used) by Financing Activities	-	-	244,485
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$-
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through September 30, 2013 of $762,376

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTION

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

We have accrued accumulated net losses of $5,498,825 for the period from inception (April 11, 2005) to September 30, 2013 which increased based upon the recording of the black sholes calculation on the conversion of the note resulting in a liability. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

BAYING ECOLOGICAL HOLDING GROUP INC.
formerly known as TORO VENTURES INC.

November 10, 2014	By:	/s/ Parsh Patel
Parsh Patel
President, Chief Executive Officer, Chief Financial Officer and Treasurer