Form 10-Q/A
period 2013-12-31
Baying Ecological Holding Group Inc.
filed 2014-11-10
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

BAYING ECOLOGICAL HOLDING GROUP INC.
Balance Sheets

	December 31,	June 30,
	2013	2013
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interear in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible Note	$9,485	$9,485
TOTAL CURRENT LIABILITIES	9,485	9,485

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued – 260,950 and 160,950 as of December 31, 2013 and as of June 30, 2013.	261	161
Additional paid-in capital	766,630	748,730
Retained Earnings	(776,376)	(758,376)
TOTAL STOCKHOLDERS' EQUITY	(9,485)	(9,485)
	$-	$-

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Operations

	Three months ended		Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-13	31-Dec-12	31-Dec-13	31-Dec-12	31-Dec-13

OIL AND GAS REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	-	-	2,380
Management Fees	3,000	3,000	6,000	6,000	101,843
Professional Fees	10,000	9,485	10,000	9,485	276,023
Rent	1,000	1,000	2,000	2,000	68,243
Amortization	-	-	-	-	8,125
Impairment Charge	-	-	-	-	334,375
Bank Charges and Interest	-	-	-	-	783
Total Operating Expenses	14,000	13,485	18,000	17,485	791,772

INCOME (LOSS) BEFORE OTHER	(14,000)	(13,485)	(18,000)	(17,485)	(791,772)

OTHER	-	-	-	-	15,396

NET INCOME (LOSS)	$(14,000)	$(13,485)	$(18,000)	$(17,485)	$(776,376)

NET INCOME (LOSS) PER SHARE	$(0.06)	$(0.22)	$(0.09)	$(0.29)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	227,617	60,950	194,283	60,950

Net loss per share-diluted	$(0.00)	$(0.05)	$(0.00)	$(0.05)

Average number of common shares Basic and Diluted	95,077,617	94,910,950`	95,044,283	94,910,950

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING GROUP INC.
Statements of Cash Flows

	Six months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Dec-13	31-Dec-12	31-Dec-13
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,000)	$(17,485)	$(776,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	8,000	8,000	169,391
Shares issued	10,000	-	20,000
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase in Accrued Interest	-	-	-
Net Cash Provided (Used) by Operating Activities	-	(9,485)	(219,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Notes Payable -		9,485	9,485
Issuance of Capital Stock for cash	-	-	235,000
Net Cash Provided (Used) by Financing Activities	-	(9,485)	244,485
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$20,000
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2013 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through December 31, 2013 of $ 776,376.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2013 and 2012 due to the following:

	2013	2012
Book Income	$(34,485)	$(16,000)
Stock for Services	10,000	-
Convertible interest calculation	-	-
Charged items	16,000	16,000
Valuation allowance	9,485	-
	$-	$-

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