Form 10-Q/A
period 2014-03-31
Baying Ecological Holding Group Inc.
filed 2014-11-10
CIK 1333519

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

Baying Ecological Holding Group, Inc.
Balance Sheets

	March 31,	June 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interest in Oil and Gas Properties	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible Note	$9,485	$9,485
Accrued interest on convertible note	-
TOTAL CURRENT LIABILITIES	9,485	9,485

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued – 260,983 as of March 31, 2014 and 160,950 as of June 30, 2013	261	161
Additional paid-in capital	770,360	748,730
Retained Earnings	(780,376)	(758, 376)
TOTAL STOCKHOLDERS' EQUITY	(9,485)	(4,745,934)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$-	$-

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.
Statements of Operations

	Three months ended		Nine months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-14	31-Mar-13	31-Mar-14	31-Mar-13	31-Mar-14
OIL AND GAS REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	-	-	2,380
Management Fees	3,000	3,000	9,000	9,000	104,843
Professional Fees	-	-	10,000	9,485	276,023
Rent	1,000	1,000	3,000	3,000	69,243
Amortization	-	-	-	-	8,125
Impairment Charge	-	-	-	-	334,375
Bank Charges and Interest	-	-	-	-	783
Total Operating Expenses	4,000	4,000	22,000	21,485	(795,772)

INCOME (LOSS) BEFORE OTHER	(4,000)	(4,000)	(22,000)	(21,485)	(795,772)

OTHER	-	-	-	-	15,396

NET INCOME (LOSS)	$(4,000)	$(4,000)	$(22,000)	$(21,485)	$(780,376)

NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.07)	$(0.10)	$(0.35)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	260,983	60,950	216,505	60,950

NET LOSS PER SHARE BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES BASIC AND DILUTED	95,110,903	94,910,950	95,060,505	94,710,950

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.
Statements of Cash Flows

	Nine months Ended		Cumulative from Date of Inception on April 11, 2005 to
	31-Mar-14	31-Mar-13	31-Mar-14
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,000)	$(21,485)	$(780,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	12,000	12,000	173,391
Increase in Accrued Interest	-	-	-
Write-off of Properties	-	-	16,875
Shares issued	10,000	-	362,500
Net Cash Provided (Used) by Operating Activities	-	(9,485)	(219,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable	-	9,485	9,485
Issuance of Capital Stock for cash	-	-	235,000
Net Cash Provided (Used) by Financing Activities	-	9,485	244,485
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$20,000
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through March 31, 2014 of $780,376.

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

BAYING ECOLOGICAL HOLDING GROUP INC.

November 10, 2014	By:	/s/ Parsh Patel
Parsh Patel
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)