Form 10-Q
period 2014-09-30
Baying Ecological Holding Group Inc.
filed 2014-11-19
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51974

BAYING ECOLOGICAL HOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Stephenson Highway, Suite 310, Troy, Michigan 90265

(Address of principal executive offices) (Zip Code)

(310) 887-6391

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2014
Common Stock, $.001 par value per share	260,983

BAYING ECOLOGICAL HOLDING GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Baying Ecological Holding Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Baying Ecological Holding Group, Inc.
Balance Sheets

	September 30, 2014	June 30, 2014
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$9,485	$9,485

TOTAL CURRENT LIABILITIES	9,485	$9,485

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued 260,983 as of September 30, 2014 and as of June 30, 2014	261	261
Additional paid-in capital	778,630	774,630
Retained Earnings (Deficit)	(788,376)	(784,376)
TOTAL STOCKHOLDERS' EQUITY	(9,485)	(9,485)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$-	$-

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.
Statements of Operations

	Three Months ended		Cumulative from Date of Inception on April 11, 2005 to
	September 30, 2014	September 30, 2013	September 30, 2014
OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	2,380
Management Fees	3,000	3,000	110,843
Professional Fees	-	-	276,023
Rent	1,000	1,000	71,243
Amortization	-	-	8,125
Impairment Charge	-	-	334,375
Bank Charges and Interest	-	-	783
Total Operating Expenses	4,000	4,000	803,772

Loss before other	(4,000)	(4,000)	(803,772)

OTHER	-	-	15,396

NET INCOME (LOSS)	$(4,000)	$(4,000)	$(788,376)

NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	260,983	160,950

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.
Statements of Stockholders’ Equity

	# of Shares	Par Value	Contributed Surplus	Retained Earnings	Total

Shares Issued for Cash	55,700	$56	$34,944	-	$35,000
Shares Issued for Franchise	2,750	2	24,998		25,000
Net Loss for year ended June 30, 2005	-	-	-	(9,562)	(9,562)
Balance June 30, 2005	58,450	58	59,942	(9,562)	50,438

Net Loss for year ended June 30, 2006	-	-	-	(48,096)	(48,096)
Balance June 30, 2006	58,450	58	59,942	(57,658)	2,342

Net Loss for year ended June 30, 2007	-	-	-	(23,754)	(23,754)
Balance June 30, 2007	58,450	58	59,942	(81,412)	(21,412)

Shares Issued for Cash	1,250	1	249,999	-	250,000
Shares Issued for Property	1,587	2	317,498	-	317,500
Net Loss for year ended June 30, 2008	-	-	-	(189,550)	(189,550)
Balance June 30, 2008	61,287	61	627,439	(270,962)	356,538

Buyback of Shares	(337)	-	(50,000)	-	(50,000)
Expenses forgiven to Contributed Surplus	-	-	12,000	-	12,000
Net Loss for year ended June 30, 2009	-	-	-	(419,325)	(419,325)
Balance June 30, 2009	60,950	61	589,439	(690,287)	(100,787)

Expenses forgiven to Contributed Surplus	-	-	16,000	-	16,000
Net Loss for year ended June 30, 2010	-	-	-	(16,000)	(16,000)
Balance June 30, 2010	60,950	61	605,439	(706,287)	(100,787)

Loan forgiven to Capital			85,391		85,391
Expenses forgiven to Contributed Surplus			16,000		16,000
Net Loss for year ended June 30, 2011				(604)	(604)
Balance June 30, 2011	60,950	61	706,830	(706,891)	-

Expenses charged to surplus			16,000		16,000
Net Loss for the year ended June 30, 2012				(16,000)	(16,000)
Balance June 30, 2012	60,950	61	$722,830	$(722,891)	-

Shares issued for services	100,000	100	25,900	16,000	10,000
Net Loss for year ended June 30, 2013				(35,485)	(35,485)
Balance June 30, 2013	160,950	$161	$748,730	$(758,376)	$(9,485)

Shares issued for services		100,033	100	9,900	10,000
Contributed services				16,000	16,000
Net loss				(26,000)	(26,000)
Balance June 30, 2014	260,983	261	774,630	(784,376)	(9,485)

Contributed services				4,000	4,000
Net loss				(4,000)	(4,000)
Balance September 30, 2014	260,983	$261	$778,630	$(788,376)	$(9,485)

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.
Statements of Cash Flows

	Quarter ended		Cumulative from Date of Inception on April 11, 2005 to
	September 30, 2014	September 30, 2013	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,000)	$(4,000)	$(788,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-	8,125
Expense charged to Contributed Surplus	4,000	4,000	181,391
Debts charged to Contributed Surplus	-	-	-
Shares for services		-	20,000
Write-off of Properties	-	-	16,875
Shares issued for Properties	-	-	342,500
Increase (decrease) in
Accrued Expenses	-	-	9,485
Net Cash Provided (Used) by Operating Activities	-	-	(210,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-	(25,000)
Investment in Oil and Gas Properties	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-	235,000
Note payable	-	-	-
Net Cash Provided (Used) by Financing Activities	-	-	235,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-	$342,500
Stock issued for services	$-	$-	$-
Debt forgiveness to Contributed Surplus	$-	$-	$85,391

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING Group, Inc.,

Notes to Financial Statements

September 30, 2014

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of September 30, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (April 11, 2005) through September 30,2014 of $788,376.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net deferred tax assets consist of the following components as of September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Deferred Tax Assets – Non-current:
NOL Carryover	$350,002	$350,002
Payroll Accrual	-	-
Less valuation allowance	(350,002)	(350,002)
Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended September 30, 2014 and 2013 due to the following:

	2014	2013

Book Income	$(26,000)	$(35,485)
Stock for Services	10,000	10,000
Convertible interest calculation	-	-
Charged items	16,000	16,000
Valuation allowance	-	9,485
	$-	$-

At September 30, 2014, the Company had net operating loss carry forwards of approximately $350,002 that may be offset against future taxable income to the year 2024. No tax benefit has been reported in the September 30, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is no such event that are material to the financial statements to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On January 9, 2014, our Board of Directors and majority shareholders approved a reverse stock split of one for one for one hundred (1:100) of our total issued and outstanding shares of common stock (the “Stock Split”) and the Name Change. Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Stock Split and the Name Change. Our articles of incorporation do not authorize cumulative voting. As of the record date of January 9, 2014, we had 26,095,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 20,000,000 votes, which represents approximately 76.64% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated January 9, 2014. The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 26,095,000 shares to 260,950 shares of common stock. The common stock will continue to be $0.001 par value.

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

As of the date of this Quarterly Report, we have met the following milestones to prepare ourselves for complete self-sufficiency and dominance throughout the walnut industry:

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

As of the date of this Quarterly Report, we have offices located in Troy Michigan and in China on the 6th Floor of Huihao Building, off of 3rd Keji Road, in the heart of Xi’an city.

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three months ended September 30, 2014 and September 30, 2013 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2014.

SUMMARY COMPARISON OF OPERATING RESULTS*

	Three Month Period ended September 30
	2014	2013
Operating Expenses	$4,000	$4,000
Net Income (Loss)	(4,000)	(4,000)
Net Income (Loss) Per Share	(0.02)	(0.02)
Net income (loss) per share	$(0.00)	$(0.01)

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013.

Our net loss for the three month period ended September 30, 2014 was ($4,000) compared to a net loss of ($4,000) during the three month period ended September 30, 2013. We did not generate any revenues during the three month periods ended September 30, 2014 or September 30, 2013, respectively.

During the three month period ended September 30, 2014 and September 30, 2013, we incurred operating expenses of $4,000. These operating expenses incurred during the three month period ended September 30, 2014 consisted of: (i) management fees of $3,000 (2013: $3,000); and (ii) rent of $1,000 (2013: $1,000).

Our loss from operations during the three month periods ended September 30, 2014 and September 30, 2013 was ($4,000), respectively.

After deducting operating expense, we realized a net loss of ($4,000) or ($0.02) for the three month periods ended September 30, 2014 and September 30, 2013, respectively. The weighted average number of shares outstanding was 260,983 for the three month period ended September 30, 2014 compared to 160,950 for the three month period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2014

As at the three month period ended September 30, 2014, our current assets were $-0- and our current liabilities were $9,485, which resulted in a working capital deficit of $9,485. As at the three month period ended September 30, 2014, current assets were $-0-.

As of September 30, 2014, our total liabilities were $4,000 comprised of $9,485 in accrued expenses.

Stockholders’ deficit decreased was ($9,485) for both fiscal year ended June 30, 2014 and the three month period ended September 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month periods ended September 30, 2014 and September 30, 2013, net cash flows used in operating activities was $-0- Net cash flows used in operating activities consisted primarily of a net loss of $4,000 (2013: $4,000), which was partially adjusted by $4,000 (2013: $4,000) in expense charged to contributed surplus.

Cash Flows from Investing Activities

For the three month periods ended September 30, 2014 and September 30, 2013 , net cash flows used in investing activities was $-0-, respectively.

Cash Flows from Financing Activities

We intend to finance our operations primarily from debt or the issuance of equity instruments. For the three month periods ended September 30, 2014 and September 30, 2013, net cash flows provided from financing activities was $-0-, respectively.

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

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of September 30, 2014, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our first quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2014/2015 to remedy such deficiencies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Form 10-Q:

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

BAYING ECOLOGICAL HOLDING GROUP, INC.

Date: November 17, 2014	By:	/s/ Parsh Patel
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

