Form 10-Q
period 2014-12-31
Baying Ecological Holding Group Inc.
filed 2015-02-17
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2015
Common Stock, $.001 par value per share	260,983

BAYING ECOLOGICAL HOLDING GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2014

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

Baying Ecological Holding Group, Inc.

Balance Sheets

	December 31,	June 30,
	2014	2014
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interest in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$-	$9,485

TOTAL CURRENT LIABILITIES	$-	$9,485

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, Authorized - 75,000,000 $0.001 par value common shares Issued 260,983 as of December 31, 2014 and as of June 30, 2014	261	261
Additional paid-in capital	782,630	774,630
Retained Earnings (Deficit)	(782,891)	(784,376)
TOTAL STOCKHOLDERS' EQUITY	-	(9,485)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$-	$-

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.

Statements of Operations

	Three Months ended		Six Months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
OPERATING EXPENSES
Regulatory and transfer agent fees	-	-
Management Fees	3,000	3,000	6,000	6,000
Professional Fees	-	10,000		10,000
Rent	1,000	1,000	2,000	2,000
Amortization	-	-	-
Impairment Charge	-	-	-
Bank Charges and Interest	-	-	-
Total Operating Expenses	4,000	14,000	8,000	18,000

Loss before other	(4,000)	(14,000)	(8,000)	(18,000)

OTHER: Forgiveness Income	9,485	-	9.485

NET INCOME (LOSS)	$5,485	$(14,000)	$1,485	(18,000)
NET INCOME (LOSS) PER SHARE	$0.02	$(0.09)	$0.01	$(0.11)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	260.983	160.950	260,983	160,950

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.

Statements of Cash Flows

Six Months Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,485	$(18,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-
Expense charged to Contributed Surplus	8,000	8,000
Debts charged to Contributed Surplus	-	-
Shares for services		10,000
Forgiveness of Debt	(9,485)	-
Shares issued for Properties	-	-
Increase (decrease) in
Accrued Expenses	-	-
Net Cash Provided (Used) by Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-
Investment in Oil and Gas Properties	-	-
Net Cash Provided (Used) by Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-
Note payable	-	-
Net Cash Provided (Used) by Financing Activities	-	--
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-
Ending	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-
Stock issued for services	$-	$10,000
Debt forgiveness to Contributed Surplus	$-	$-

See Accompanying Notes to Financial Statements

BAYING ECOLOGICAL HOLDING Group, Inc.

Notes to Financial Statements

December 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Baying Ecological Holdings, Inc was formerly Toro Ventures Inc which. was incorporated on 11 April 2005, under the laws of the State of Nevada. The company changed its name on January 9, 2014 to better reflect its new business direction, of a holding company eventually with various entities being managed.

The Company’s accounting year end is June 30.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. December 31, 2014 and June 30, 2014, the Company had no cash equivalents.

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

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

•	Level 1 - quoted market prices in active markets for identical assets or liabilities.

•

Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consist of accounts payable.. The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2014 and June 30, 2014, due to the short-term nature of these instruments.

Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the six months ended December 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

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

NOTE 6 – FORGIVENESS OF DEBT

During the quarter a vendor forgave their professional fees of $9,485.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the six months ended December 31, 2014 and December 31, 2013 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2014.

SUMMARY COMPARISON OF OPERATING RESULTS*

	Six Month Period ended December 31,
	2014	2013
Operating Expenses	$8,000	$18,000
Other	9,485	-0-
Net Income (Loss)	1,485	(18,000)
Net Income (Loss) Per Share	(0.01)	(0.11)

Six Month Period Ended December 31, 2014 Compared to Six Month Period Ended December 31, 2013.

Our net profit for the six month period ended December 31, 2014 was $1,485 compared to a net loss of ($18,000) during the six month period ended December 31, 2013. We did not generate any revenues during the six month periods ended December 31, 2014 or December 31, 2013, respectively.

During the six month period ended December 31, 2014, we incurred operating expenses of $8,000 (2013: $18,000). These operating expenses incurred during the six month period ended December 31, 2014 consisted of: (i) management fees of $6,000 (2013: $6,000); (ii) professional fees of $-0- (2013: $10,000); and (iii) rent of $2,000 (2013: $2,000).

Thus, our operating loss during the six month period ended December 31, 2014 was $8,000 compared to $18,000 during the six month period ended December 31, 2013.

During the six month period ended December 31, 2014, we recorded forgiveness in income of $9,485 (2013: $-0-).

Therefore, our net profit was $1,485 or $0.01 for the six month period ended December 31, 2014 compared to a net loss of ($18,000) or ($0.11) during the six month period ended December 31, 2013. The weighted average number of shares outstanding was 260,983 for the six month period ended December 31, 2014 compared to 160,950 for the six month period ended December 31, 2013.

Three Month Period Ended December 31, 2014 Compared to Three Month Period Ended December 31, 2013.

Our net profit for the three month period ended December 31, 2014 was $5,845 compared to a net loss of ($14,000) during the three month period ended December 31, 2013. We did not generate any revenues during the three month periods ended December 31, 2014 or December 31, 2013, respectively.

During the three month period ended December 31, 2014, we incurred operating expenses of $4,000 (2013: $14,000). These operating expenses incurred during the three month period ended December 31, 2014 consisted of: (i) management fees of $3,000 (2013: $3,000); (ii) professional fees of $-0- (2013: $10,000); and (iii) rent of $1,000 (2013: $2,000).

Thus, our operating loss during the three month period ended December 31, 2014 was $4,000 compared to $14,000 during the three month period ended December 31, 2013.

During the three month period ended December 31, 2014, we recorded forgiveness income of $9,485 (2013: $-0-).

Therefore, our net profit was $5,485 or $0.02 for the three month period ended December 31, 2014 compared to a net loss of ($14,000) or ($0.09) during the three month period ended December 31, 2013. The weighted average number of shares outstanding was 260,983 for the three month period ended December 31, 2014 compared to 160,950 for the three month period ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2014

As at the six month period ended December 31, 2014, our current assets were $-0- and our current liabilities were $-0-, which resulted in a working capital deficit of $-0-. As at fiscal year ended June 30, 2014, our current assets were $-0- and our current liabilities were $9,485. The decrease in current liabilities of $9,485 was due to the forgiveness in income of $9,485.

Stockholders’ deficit decreased from ($9,485) for fiscal year ended June 30, 2014 to $-0- for six month period ended December 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month periods ended December 31, 2014 and December 31, 2013, net cash flows used in operating activities was $-0- During the six month period ended December 31, 2014, net cash flows used in operating activities consisted primarily of a net profit of $1,485 (2013: ($18,000)), which was partially adjusted by (i) $8,000 (2013: $8,000) in expense charged to contributed surplus; (ii) ($,9485) (2013: $-0-) in forgiveness of debt; and (iii) $-0- (2013: $10,000) in shares issued for services.

Cash Flows from Investing Activities

For the six month periods ended December 31, 2014 and December 31, 2013, net cash flows used in investing activities was $-0-, respectively.

Cash Flows from Financing Activities

We intend to finance our operations primarily from debt or the issuance of equity instruments. For the six month periods ended December 31, 2014 and December 31, 2013, net cash flows provided from financing activities was $-0-, respectively.

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

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting personnel. If we cannot obtain financing to fund our operations in 2015, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If we cannot obtain financing or generate sufficient revenue to fund our operations in 2015, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our second quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2015 to remedy such deficiencies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).

(10)	Material Contracts

10.1	Master Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).

10.2	Turnkey Agreement between our Company and Nitro Petroleum, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.3	Employment Agreement between Baying Ecological Holding Group Inc. (incorporated by reference from Current Report on Form 8-K filed on July 31, 2014).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 26, 2008).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________________

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

BAYING ECOLOGICAL HOLDING GROUP INC.

Date: February 17, 2015	By:	/s/ Parsh Patel
Parsh Patel
President/Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

