Form 10-Q
period 2015-03-31
Baying Ecological Holding Group Inc.
filed 2015-07-06
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 29, 2015
Common Stock, $.001 par value per share	260,983

BAYING ECOLOGICAL HOLDING GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

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

Baying Ecological Holding Group, Inc.

Balance Sheets

	March 31,	June 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
Other Assets
Interer in Oil and Gas Properties	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$-	$9,485

TOTAL CURRENT LIABILITIES	$-	9,485

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,	261	261
Authorized - 75,000,000 $0.001 par value common shares Issued 260,983 as of March 31, 2015 and as of June 30, 2014
Additional paid-in capital	786,630	774,630
Retained Earnings (Deficit)	(786,891)	(784,376)
TOTAL STOCKHOLDERS' EQUITY	-	(9,485)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$-	$-

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.

Statements of Operations

	Three Months ended		Nine Months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
OPERATING EXPENSES
Regulatory and transfer agent fees	-	-	-	-
Management Fees	3,000	3,000	9,000	9,000
Professional Fees	-	-		10,000
Rent	1,000	1,000	3,000	3,000
Amortization	-	-	-
Impairment Charge	-	-	-
Bank Charges and Interest	-	-	-
Total Operating Expenses	4,000	4,000	12,000	22,000

Loss before other	(4,000)	(4,000)	(12,000)	(22,000)

OTHER: Forgiveness Income	-	-	9,485

NET INCOME (LOSS)	$(4,000)	$(4,000)	$(3,485)	(22,000)
NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.02)	$(0.01)	$(0.10)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	260,983	260,983	260,983	216,505

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.

Statements of Cash Flows

Nine Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,485)	$(22,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization Expense	-	-
Expense charged to Contributed Surplus	12,000	12,000
Debts charged to Contributed Surplus	-	-
Shares for services	-	10,000
Forgiveness of Debt	(9,485)	-
Shares issued for Properties	-	-
Increase (decrease) in
Accrued Expenses	-	-
Net Cash Provided (Used) by Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Franchise	-	-
Investment in Oil and Gas Properties	-	-
Net Cash Provided (Used) by Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock for cash	-	-
Note payable	-	-
Net Cash Provided (Used) by Financing Activities	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-
Ending	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for properties	$-	$-
Stock issued for services	$-	$10,000
Debt forgiveness to Contributed Surplus	$-	$-

See Accompanying Notes to Financial Statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

March 31, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Baying Ecological Holding Group, Inc. was formerly Toro Ventures Inc., which was incorporated on 11 April 2005, under the laws of the State of Nevada. The company changed its name on January 9, 2014 to better reflect its new business direction, of a holding company eventually with various entities being managed.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2015 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and June 30, 2014, the Company had no cash equivalents.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2014 and June 30, 2014, due to the short-term nature of these instruments.

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

NOTE 6 – FORGIVENESS OF DEBT

During the year a vendor forgave their professional fees of $9,485.

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

As of the date of this Quarterly Report, we have met the following milestones to prepare ourselves for complete self-sufficiency and dominance throughout the walnut industry:

•	Successful cultivation of large-scale, eco-efficient walnut reserves (including seed bases and harvesting techniques)

•	Independent development of a specialized compound, biological fertilizer that fights the most common forms of walnut disease and create a barrier to prevent future infection

•	Acquisition and retention of a top-tier production management team to ensure continued success and growth.

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

We provide the following products and services:

No.	Items	Individual Membership	Corporate Membership
	Pre-paid consumer credit (RMB)	100--10,000	1,000--20,000
1	Sales	Pre-paid to enjoy double discount
2	Discount for special products	15% off if paid by cash	Double discount for corporate credit card
3	Discount for consuming in the Club	15% off if paid by cash	Double discount for corporate credit card
4	Discount for normal products	10% off if paid by cash	Double discount for corporate credit card
5	Service fee for group buying	1%--3%
6	A variety of free workshop	20 hours in total
7	Annual fruit-picking	Not limited
8	Group trips	Yes

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the nine months ended March 31, 2015 and March 31, 2014 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2014.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Nine Month Period ended March 31
	2015	2014
Operating Expenses	$12,000	$22,000
Other	9,485	-0-
Net Income (Loss)	(3,485)	(22,000)
Net Income (Loss) Per Share	(0.01)	(0.10)

Nine Month Period Ended March 31, 2015 Compared to Nine Month Period Ended March 31, 2014.

Our net loss for the nine month period ended March 31, 2015 was ($3,485) compared to a net loss of ($22,000) during the nine month period ended March 31, 2014 (a decrease of $18,515). We did not generate any revenues during the nine month periods ended March 31, 2015 or March 31, 2014, respectively.

During the nine month period ended March 31, 2015, we incurred operating expenses of $12,000 (2014: $22,000). These operating expenses incurred during the nine month period ended March 31, 2015 consisted of: (i) management fees of $9,000 (2014: $9,000); (ii) professional fees of $-0- (2014: $10,000); and (iii) rent of $3,000 (2014: $3,000).

Thus, our operating loss during the nine month period ended March 31, 2015 was $8,000 compared to $18,000 during the nine month period ended March 31, 2014.

During the nine month period ended March 31, 2015, we recorded forgiveness in income of $9,485 (2014: $-0-).

Therefore, our net loss was ($3,485) or ($0.01) for the nine month period ended March 31, 2015 compared to a net loss of ($22,000) or ($0.10) during the nine month period ended March 31, 2014. The weighted average number of shares outstanding was 260,983 for the nine month periods ended March 31, 2015 and March 31, 2014.

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014.

Our net loss for the three month period ended March 31, 2015 was ($4,000) compared to a net loss of ($4,000) during the three month period ended March 31, 2014. We did not generate any revenues during the three month periods ended March 31, 2015 or March 31, 2014, respectively.

During the three month period ended March 31, 2015, we incurred operating expenses of $4,000 (2014: $4,000). These operating expenses incurred during the three month period ended March 31, 2015 consisted of: (i) management fees of $3,000 (2014: $3,000); and (ii) rent of $1,000 (2014: $1,000).

Thus, our operating loss during the three month period ended March 31, 2015 was $4,000 compared to $4,000 during the three month period ended March 31, 2014.

There were no other expenses or income. Therefore, our net loss was ($4,000) or ($0.02) for the three month period ended March 31, 2015 compared to a net loss of ($4,000) or ($0.02) during the three month period ended March 31, 2014. The weighted average number of shares outstanding was 260,983 for the three month periods ended March 31, 2015 and March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended March 31, 2015

As at the nine month period ended March 31, 2015, our current assets were $-0- and our current liabilities were $-0-, which resulted in a working capital deficit of $-0-. As at fiscal year ended June 30, 2014, our current assets were $-0- and our current liabilities were $9,485. The decrease in current liabilities of $9,485 was due to the forgiveness in income of $9,485.

Stockholders’ deficit decreased from ($9,485) for fiscal year ended June 30, 2014 to $-0- for the nine month period ended March 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month periods ended March 31, 2015 and March 31, 2014, net cash flows used in operating activities was $-0- During the nine month period ended March 31, 2015, net cash flows used in operating activities consisted primarily of a net loss of ($3,485) (2014: ($22,000)), which was partially adjusted by (i) $12,000 (2014: $12,000) in expense charged to contributed surplus; and (ii) ($,9485) (2014: $-0-).

Cash Flows from Investing Activities

For the nine month periods ended March 31, 2015 and March 31, 2014, net cash flows used in investing activities was $-0-, respectively.

Cash Flows from Financing Activities

We intend to finance our operations primarily from debt or the issuance of equity instruments. For the nine month periods ended March 31, 2015 and March 31, 2014, net cash flows provided from financing activities was $-0-, respectively.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $26,000 at fiscal year ended June 30, 2014. Management intends to finance our 2015 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the third quarter ended March 31, 2015. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our second quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2015 to remedy such deficiencies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
(10)	Material Contracts
10.1	Master Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
10.2	Turnkey Agreement between our Company and Nitro Petroleum, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
10.3	Employment Agreement between Baying Ecological Holding Group Inc. (incorporated by reference from Current Report on Form 8-K filed on July 31, 2014.
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 26, 2008).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
101*	XBRL Interactive Data File

_________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYING ECOLOIGCAL HOLDING GROUP, INC.

Date: June 30, 2015	By:	/s/ Parsh Patel
Parsh Patel
President/Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

