Form 10-K
period 2015-06-30
Baying Ecological Holding Group Inc.
filed 2015-11-12
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Registrant's telephone number, including area code: (310) 887-6391

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2014 was $5,326,493.36.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 260,983 shares of common stock are outstanding as of November 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

2

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

OUR BUSINESS

Management believes that agriculture is one of the fastest growing investment areas of the 21st century and is posturing the Company to embark on building an industry leading presence as one of China's walnut conglomerates. Based on management's research, management further believes that in order to capitalize on the growth potential of the walnut market, we will need to revolutionize the industry by building a large scale, all-inclusive, standardized industrial chain. Management intends to achieve this goal by fully utilizing a strong technical force and cultural awareness and heritage to build a strong marketing plan and achieve peak brand operational capability.

Management has been identifying and seeking potential corporate partnerships with the Yangling Modern Agricultural Standardization Institute, which provides an array of technical support for us, as well as Shaanxi Yuanwangda Venture Capital Co., Ltd. in an effort to continue our operational plans. We have been researching an industry-wide chain of production standards for China's entire walnut industry to full realize the development potential that will lead the industry. We intend to incorporate national policy regulations into every step of our business as well as eco-friendly, yet markedly efficient, methods to ensure the very best product is available to our consumers, while also securing the appropriate profit margins for our investors.

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

We provide the following products and services:

No.	Items	Individual Membership	Corporate Membership
	Pre-paid consumer creditRMB	100--10,000	1,000--20,000
1	Sales	Pre-paid to enjoy double discount
2	Discount for special products	15% off if paid by cash	Double discount for corporate credit card
3	Discount for consuming in the Club	15% off if paid by cash	Double discount for corporate credit card
4	Discount for normal products	10% off if paid by cash	Double discount for corporate credit card
5	Service fee for group buying	1%--3%
6	A variety of free workshop	20 hours in total
7	Annual fruit-picking	Not limited
8	Group trips	Yes

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

•

Group Enrichment Trips and Annual Fruit Picking Opportunities: The agricultural hubs of the Baying Company are made available to our VIPs in an effort to offer true transparency to our top clients. We will also be offering group trips, organized with both leisure and education in mind, as well as a family-friendly annual fruit picking trip that will cultivate not only an appreciation of the richness of our products, but also a holistic approach to a family's health and nutrition.

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

We also intend on applying for and accepting subsidies from the following national organizations/branches of government to enrich our products and our production standards: (i) Department of Commerce: 'Rural Construction Development' project which is designed to assist companies with operations in rural areas who help serve local populations; (ii) Ministry of Agriculture: where the government provides subsidies for the construction of pollution-free base and food deep-processing factories countrywide; (iii) Development and Reform Commission: subsidies from government for agricultural machinery equipment; (iv) The Provincial Labor Union; and(v) funds from SME Promotion Bureau.

As of the date of this Annual Report, our offices in China are located on the 6th Floor of Huihao Building, off of 3rd Keji Road, in the heart of Xi'an city.

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

•

There are also rampant inconsistencies in the types of varieties being offered. We refer to this as the 'wide and messy' effect. Amongst the existing brands there is blind grafting of plants and almost no regulation when it comes to cultivations techniques. This leads to a lack of standardized quality as well as a lack of diversity in the available products.

•

Severe frost damage has also caused a great number of problems within the walnut industry. With no proper research having been applied to create a more frost-resistant walnut, almost the entire industry's crop was lost with a bald harvest.

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

We have also adopted a world-renowned irrigation system designed by the Netafirm Company of Israel. In employing this system we are able to broaden our agricultural locations since this system can be utilized in even the most challenging of environments, thus allowing us endless options as to where we can cultivate our crops. In addition we use organic fertilizers to grow all of our products. Not only are organic foods better for the environment and our customers' health, but they continue to be in extremely high demand and are on track to be the most requested items in the industry.

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

Numerous regional and local firms may compete or are capable of competing with us. We compete primarily on the basis of product quality, ability to satisfy specific consumer needs, brand recognition, brand loyalty, service, marketing, advertising and price. Some competitors may have different profit or strategic objectives than we do. Competitors may develop new patentable technology that results in products which are able to compete successfully with our products. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product, and participants in our industry are engaging with new media, including customer outreach through social media and web-based vehicles, which require additional staffing and financial resources.

We have an accumulated deficit. If we are unable to reverse this trend, we will be like by forced to alter operations..

We have incurred losses for the past two fiscal years which consists of a net loss of $62,553 for June 30, 2015 and $276,296 for June 30, 2014. In addition, we had an accumulated deficit of $1,097,225 at June 30, 2015. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new walnut product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

The uncertainty and factors described throughout this section may impede our ability to economically develop, produce, and market our walnut products effectively. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future. Furthermore, since we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2015/2016, additional capital investment will be necessary to develop and sustain our operations.

Our independent registered public accounting firm has raised about over our ability to continue as a going concern.

The independent registered public accounting firm's report accompanying our June 30, 2015 and 2043 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

For fiscal year ended June 30, 2015, we did not adequately implement certain internal controls and for the interim periods of September 30, 2014, December 31, 2014 and March 31, 2015. Although we intend to take steps to correct our identified material weaknesses in our internal controls, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we believe we will be able to correct any material weaknesses in our internal controls in the future. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

There is no significant active trading market for our shares, and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

•	Investors may have difficulty buying and selling our shares or obtaining market quotations;
•	Market visibility for our common stock may be limited; and
•	A lack of visibility for our common stock may depress the market price for our shares.

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

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2007, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares. Furthermore, in the past, following periods of volatility in the market price of a public company's securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management's attention and resources.

Our common stock is considered to be "Penny Stock".

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

The market price of our common stock may be higher or lower than the price you may pay for your shares. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	variations in our quarterly operating results;
•	loss of a key relationship or failure to complete significant transactions;
•	additions or departures of key personnel; and
•	fluctuations in stock market price and volume.

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

We have not paid and do not intend to pay cash dividends in the foreseeable future.

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

ITEM 2. DESCRIPTION OF PROPERTY

We have office space at 850 Stephenson Highway, Suite 310, Troy, Michigan 90265 for our principal office location. We also have an office subject to in a three-year non-cancellable operating lease, which expired December 2014. This location serves as both our principal executive office and the manufacturing and assembly location for our proprietary products. Therefore, our office space is contributed on a month to month basis and as a result no commitment or contingencies exists.

Presently, Baying Company's office is located on the 6th Floor of Huihao Building, off of 3rd Keji Road, in the heart of Xi'an city. As of the second quarter of 2014, our registered capital is 100 million RMB.

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

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED JUNE 30, 2015:	High	Low
Fourth Quarter Ended June 30, 2015	$2.51		$2.51
Third Quarter Ended March 31, 2015	$2.50		$2.50
Second Quarter Ended December 31, 2014	$2.02		$2.02
First Quarter Ended September 30, 2014	$2.02		$2.02

FISCAL YEAR ENDED JUNE 30, 2014:
Fourth Quarter Ended June 30, 2014	$0.0	`	0.00
Third Quarter Ended March 31, 2014	$0.0		$0.0
Second Quarter Ended December 31, 2013	$0.0		$0.0
First Quarter Ended September 30, 2013	$0.0		$0.0

____________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of June 30, 2015, there were approximately 90 holders of record of our common stock, not including holders who hold their shares in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total	N/A	N/A	N/A

We do not have any equity compensation plans authorized or approved.

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2015, there were 260,983 shares of our common stock issued. We have not reserved any shares for issuance upon exercise of common stock purchase warrants or stock options.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2015 and to current date, we did not issue any shares of unregistered common stock.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended June 30, 2015 and 2014 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

In accordance with the terms and provisions of the Stock Purchase Agreement, there was a change in control of the Company.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2015 AND JUNE 30, 2014

The following discussions are based on our financial statements. These charts and discussions summarize our financial statements for fiscal years ended June 30, 2015 and 2014 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended June 30
	2015	2014
Total operating expenses	62,553	285,781
Loss from operations	(62,553)	(285,781)
Total other income (expense)	-0-	9,485
Net loss	(62,553)	(276,296)
Net loss per share	$(0.00)	$(0.10)

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014.

Our net loss for fiscal year ended June 30, 2015 was ($62,553) compared to a net loss of ($276,296) during fiscal year ended June 30, 2014 (a decrease in net loss of $213,743). During fiscal years ended June 30, 2015 and 2014, we did not generate any revenues.

During fiscal year ended June 30, 2015, we incurred operating expenses of $62,553 compared to $285,781 incurred during fiscal year ended June 30, 2014 (a decrease of $213,743). These operating expenses incurred during fiscal year ended June 30, 2015 consisted of: (i) management fees of $18,000 (2014: $9,000); (ii) professional fees of $33,000 (2014: $21,900);(iii) general and administrative of $11,553 (20914: $4,798): and (iv) stock compensation expense of $-0- (2014: $250,083).

Operating expenses incurred during fiscal year ended June 30, 2015 compared to fiscal year ended June 30, 2014 decreased primarily due to the decrease in stock compensation expense of $250,083. The decrease in stock compensation expense was based on the issuance of 100,033 shares valued at $0.001 per share for $100 while the fair value market price of the stock was $2.50 per share as of November 8, 2013. Therefore, during fiscal year ended June 30, 2014, we recorded $250,083 as stock compensation expense.

Our from operations during fiscal year ended June 30, 2015 was ($62,553) compared to a loss from operations during fiscal year ended June 30, 2014 of ($285,781) based upon the factor described above pertaining to the stock compensation expense.

We recorded other income of $-0- (2014: $9,485) based on a recognized gain on debt extinguishment.

Therefore, net loss during fiscal year ended June 30, 2015 was ($62,553) compared to a net loss of ($276,296) during fiscal year ended June 30, 2014. The weighted average number of shares outstanding was 260,983 for fiscal year ended June 30, 2015 and 225,555 for fiscal year ended June 30, 2014.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended June 30, 2015

As of June 30, 2015, our current assets were $-0- and our current liabilities were $90,251, which resulted in a working capital deficit of $90,251. As of June 30, 2015, our total assets were $-0-

As of June 30, 2015, our total liabilities were $90,251 comprised of amounts due to related parties.

Stockholders' deficit increased from ($1,034,672) for fiscal year ended June 30, 2014 to ($1,097,225) for fiscal year ended June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2015, net cash flows used in operating activities was $-0- compared to $-0- for fiscal year ended June 30, 2014. Net cash flows used in operating activities consisted primarily of a net loss of $62,553 (2014: $276,296), which was partially adjusted by: (i) $-0- (2014: $8,000) in expenses charged to contributed surplus; and (ii) $-0- (2014: $250,083) in stock compensation expense. Net cash flows used in operating activities was further changed by $62,553 (2014: $27,698) in amounts due to related parties and $-0- (2014: ($9,485)) in amounts payable and accrued expenses.

Cash Flows from Investing Activities

For fiscal year ended June 30, 2015 and June 30, 2014, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the fiscal year ended June 30, 2015 and June 30, 2014, net cash flows provided from financing activities was $-0-.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $62,553 at fiscal year ended June 30, 2014 and $276,296 at fiscal year ended June 30, 2013. Management intends to finance our 2015/2016 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting personnel. If we cannot obtain financing to fund our operations in 2015/2016, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If we cannot obtain financing or generate sufficient revenue to fund our operations in 2015/2016, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management's views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph June 30, 2015, in their reports on the accompanying financial statements for June 30, 2015 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

MATERIAL COMMITMENTS

A certain shareholder has advanced to us working capital funds to pay our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to such related party is $90,151 as of June 30, 2015 and $27,598 as of June 30, 2013.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on our financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BAYING ECOLOGICAL HOLDING GROUP INC.

FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baying Ecological Holding Group, Inc.:

We have audited the accompanying balance sheets of Baying Ecological Holding Group, Inc. ("the Company") as of June 30, 2015 and 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Baying Ecological Holding Group, Inc., as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
November 10, 2015

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS

	June 30,	June 30,
	2015	2014
Assets		(Restated)
Current Assets
Cash	$-	$-
Total Assets	-	-

Liabilities
Current Liabilities
Accrued expenses	-
Due to related parties	90,251	27,698
Total Current Liabilities	90,251	27,698
Total Liabilities	90,251	27,698

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001,Authorized 75,000,000; 260,983 issued and outstanding as of June 30, 2015 and June 30, 2014	261	261
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 share issued and outstanding, respectively	-	-
Additional paid-in capital	1,006,713	1,006,713
Deficit accumulated during development stage	(1,097,225)	(1,034,672)
Total Stockholders' Deficit	(90,251)	(27,698)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,	June 30,
	2015	2014
		(Restated)
Revenues	$-	$-

Operating Expenses
Professional fees	33,000	21,900
Management fees	18,000	9,000
General and administrative expenses	11,553	4,798
Stock compensation expense	-	250,083
Total Operating Expenses	62,553	285,781

Loss from opertions	(62,553)	(285,781)

Other Income (Expenses)
Gain on debt extinguishment		9,485
Total Other Expenses	-	9,485

Net Loss before Income Taxes	(62,553)	(276,296)

Income Tax Benefit	-	-

Net Loss	$(62,553)	$(276,296)

Net Loss per Common Share - Basic and Diluted	$(0)	$(1)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	225,355

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2014 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2013	160,950	$161	$748,730	$(758,376)	$(9,485)
Shares issued for services	100,033	100	249,983		250,083
Contributed services			8,000		8,000
Net loss for year ended June 30, 2014				(276,296)	(276,296)
Balance, June 30, 2014 (Restated)	260,983	$261	$1,006,713	$(1,034,672)	$(27,698)
Net loss for year ended June 30, 2015				(62,553)	(62,553)
Balance, June 30, 2015	260,983	$261	$1,006,713	$(1,097,225)	$(90,251)

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	June 30,
	2015	2014
		(Restated)
Cash Flows from Operating Activities
Net Loss	$(62,553)	$(276,296)
Adjustment to reconcile nt loss from operations:
Expenses charged to contributed surplus	-	8,000
Stock Compensation Expense	-	250,083
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses	-	(9,485)
Due to related parties	62,553	27,698
Net Cash Used in Operating Activities	-	-

Cash Flows from Financing Activities
Issuance of capital stock for cash	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

June 30, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Baying Ecological Holding Group, Inc. was formerly Toro Ventures Inc., which was incorporated on 11 April 2005, under the laws of the State of Nevada. The company changed its name on January 9, 2014 to better reflect its new business direction, of a holding company eventually with various entities being managed.

The Company's accounting year end is June 30.

The Company originally in the exploration of oil and gas properties is largely inactive.

NOTE 2 - GOING CONCERN

The Company's financial statements as of June 30, 2015 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and June 30, 2014, the Company had no cash equivalents.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board ("FASB") ASC 820-10, "Fair Value Measurements", as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value as of June 30, 2015 and June 30, 2014, due to the short-term nature of these instruments.

Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

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

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company's current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity's financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the six months ended December 31, 2014.

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation - Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update "ASU" 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 4 - RESTATEMENTS

The Company made corrections to the prior year's financial statements to properly reflect the presentation and accounting principles to be consistent with the current year.

The following tables present the effect of the correction discussed above and adjustments on selected line items of our previously reported financial statements as of and for the years ended June 30, 2014.

Balance Sheet	June 30, 2014
	Previously
	Reported	Adjustments	Restated
Accrued expenses	9,485	(9,485)	-
Due to related parties	-	27,698	27,698
Additional paid-in capital	774,630	232,083	1,006,713
Deficit accumulated during development stage	(784,376)	(250,296)	(1,034,672)

Statement of Operations	For the Year Ended June 30, 2014
	Previously
	Reported	Adjustments	Restated
Professional fees	10,000	11,900	21,900
Management fees	12,000	(3,000)	9,000
Rent	4,000	(4,000)	-
General and administrative expenses	-	4,798	4,798
Stock compensation expense	-	250,083	250,083
Gain on debt extinguishment	-	9,485	9,485

Statement of Cash Flows	For the Year Ended June 30, 2014
	Previously
	Reported	Adjustments	Restated
Net income	(26,000)	(250,296)	(276,296)
Expenses charged to contributed surplus	16,000	(8,000)	8,000
Stock Compensation Expense	10,000	240,083	250,083
Accounts payable and accrued expenses	-	(9,485)	(9,485)
Due to related parties	-	27,698	27,698

NOTE 5 - RELATED PARTY TRANSACTION

The Company has charged to expense with a corresponding credit to paid-in capital cost for donated services of its former officer. The management fees were $nil and $6,000 for the year ended June 2015 and 2014, respectively. The rent expenses were $nil and $2,000 for the year ended June 2015 and 2014, respectively.

The shareholder of the Company has advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $90,151 and $27,598 as of June 30, 2015 and 2014.

NOTE 6 - STOCKHOLDERS' DEFICIT

The Company authorized 75,000,000 common shares with a par value of $0.001 and 20,000,000 shares of preferred stock with a par value of $0.001.

On November 8, 2013, 100,033 shares were issued to the new founder valued at $0.001 per share for $100 while the fair value market price of the stock was $2.50 per share. The Company recorded $250,083 as stock compensation expense.

On January 9, 2014 the Company effectuated a 1 to 100 reverse stock split. The financial statements have been presented for all periods to reflect this split.

NOTE 7 - INCOME TAXES

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

Net deferred tax assets consist of the following components as of June 30, 2015 and 2014:

	June 30,	June 30,
	2015	2014
NOL carryover	$127,071	$117,688
Less: Valuation allowance	(127,071)	(117,688)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	June 30,	June 30,
	2015	2014
Federal income tax rate	15%	15%
Less: Valuation allowance	(15)%	(15)%
Effective income tax rate	-%	-%

At June 30, 2015, the Company had net operating loss carry forwards of approximately $848,642 that may be offset against future taxable income to the year 2024. No tax benefit has been reported for the year ended June 30, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective August 11, 2015, we dismissed Terry L. Johnson, CPA ("Johnson") as our independent registered public accounting firm. We engaged BF Borgers CPA PC ("BF Borgers") as our principal independent registered public accounting firm effective August 11, 2015. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The reports of Johnson on our financial statements for fiscal years ended June 30, 2014 and June 30, 2013 (which included the balance sheets as of June 30, 2014 and June 30, 2013 and the statement of operations, cash flows and stockholders' equity as of June 30, 2014 and June 30, 2013), for the past two fiscal years, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern. During our last two fiscal years ended June 30, 2014 and June 30, 2013, and during the subsequent period through to the date of Johnson's dismissal, there were no disagreements between us and Johnson, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference thereto in its reports.

We provided Johnson with a copy of that certain Current Report on Form 8-K filed with the Securities and Exchange Commission and requested that Johnson furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Johnson agrees with the statements made in the Current Report on Form 8-K with respect to Johnson and, if not, stating the aspects with which they do not agree. As of the date of this Annual Report, we have not yet received the requested letter from Johnson wherein he has confirmed his agreement to our disclosures in the Current Report with respect to Johnson.

In connection with our appointment of BF Borgers as our principal registered accounting firm at this time, we have not consulted BF Borgers on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (June 30, 2014 and June 30, 2013) and subsequent interim period through the date of engagement.

Non Reliance on Previously Issued Financial Statements or a Related Audit Report of Completed Interim Review

On approximately October 1, 2015, our Board of Directors was advised by our independent public accountant, BF Borgers, that our financial statements for fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission on Form 10-K (the "Financial Statements") could not be relied upon. Johnson was subject to a Securities and Exchange Commission Order dated September 17, 2015 instituting public administrative and cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission's Rules of Practice.

As a result, our Board of Directors concluded on October 1, 2015 that our previously filed Financial Statements for fiscal year ended June 30, 2014 could not be relied upon.

As discussed above, we engaged a new auditor, BF Borgers, re-audited fiscal year ended June 30, 2015 in addition to fiscal year ended June 30, 2015.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2015. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2015, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves educating our management, our accounting staff, and the administrative staff as to the elements of a completed sale. We will also be establishing an audit committee.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2015/2016 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

In light of the upcoming new business operations, effective May 1, 2014, Parsh Patel was appointed as the sole officer and a member of the Board of Directors.

Our Board of Directors accepted the resignation from Parsh Patel as our Secretary effective July 27, 2015. Parsh Patel remains as the President/Chief Executive Officer and Treasurer/Chief Financial and a member of the Board of Directors. The Board of Directors simultaneously accepted the consent from and appointed (i) Zhouping Jiao as the Chairman of the Board of Directors; and (ii) Yuehong Yan as the Secretary of the Company.

Therefore as of the date of this Annual Report, our Board of Directors is comprised of two members: Parsh Patel and Zhouping Jiao.

The following table includes the names and positions held of our executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE
Parsh Patel	62	President/Chief Executive Officer, Treasurer/Chief Financial Officer and Director	2014
Zhouping Jiao	52	Chairman of the Board of Directors	2015
Yuehong Yan	34	Secretary	2015

Biographies

Parsh Patel. During the past ten years, Mr. Parsh has been involved in the software industry. From November 2010 through July 2011, Mr. Parsh was employed with TR Diagnostics as an engineering supervisor in charge of AGC project management and management of AGV+AGC software development teams. As a program manager, Mr. Parsh: (i) implemented a turnkey medical imaging diagnostic center (www.trdiag.com) and EMR/EHR for provider at Paragon Health, Kalamazoo, Michigan; (ii) integrated RIS system for ultrasound, bone density, mammography and X-ray images with Konica Minolta; and (iii) prepared a customized dashboard to track utilization and various other operational informatics.

From January 2007 through October 2010, Mr. Parsh was employed at Android Industries as a key member of the senior technical staff and project manager in innovations group. Mr. Parsh's responsibilities included but not limited to: (i) ensuring quality systems performed optimally; (ii) developing prototype of solutions for manufacturing systems upgrades; (iii) engineering systems implementing RF ID products for in-hose use - a turn-key scale systems development life cycle implementation; (iv) engineering systems implementing automated machine visions systems for guidance, QC and error proofing; (v) developing concepts for and feasibility studies for lights out factories; (vi) presenting plans to senior management for consolidation of technology islands; (vii) project management in Spain, Mexico and North America; (ix) project management for various manufacturing, operational and financial applications; and (x) participated in development light AGV system.

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

From 1995 through 2002, Mr. Parsh was employed with Knowgen Systems Inc./Phoenix Group Inc. as its chief technology officer. Mr. Parsh's worked over seven years with systems and products for web services, e-commerce initiatives, and application development tools and wireless applications. His responsibilities included supervising engineering management and heading up a team of 25 developers, product quality control, and engineering training and budgeting. Mr. Parsh's specific developments included the following: (i) JODE (Java Object Deployment Environment ) - a rapid application development tool for developing small applications using Java components, atrue drag and drop programming for GUI, database access, transport mechanism (TCP/IP), data analysis, reporting and visualization, and a full scale web based software development project utilizing granular implementation with SDLC methodology; (ii) KnowPad - development and deployment of logistics support systems utilizing Global Positioning Systems and GSM/SMS communications, which encompassed writing Java based SMS server for mobile devices and desktops; (iii) Silkworm - development of data aggregation tool for mining data from web sites for placement services, which was developed using socket programming in Java and use javax.net, java.io and SQL server; and (iv) asset tracking system - complete design and development of asset tracking utilizing IBM's WebSphere Application Server, DB2 database and Linux operating systems, which was a distributed system with n-tier architecture.

From 1994 through 1995, Mr. Parsh was employed with Fanuc Robotics as a manager-vision systems. Mr. Parsh was responsible for strategic planning for sensing products for manufacturing automation, in particular vision systems for guidance and quality control. His responsibilities included: (i) procurement of developed hardware; (ii) software development; (iii) market analysis; and (iv) budget and personnel management. He also developed long term contracts for procurement of embedded components for Robots - Q/A, Q/C, contract compliance and serviceability issues.

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

From 1985 through 1987, Mr. Parsh was employed with Schlumberger/Sentry Test Systems as a Senior ATE Designer. Mr. Parsh designed automatic test equipment/systems to test 128 pin parts utilizing artificial intelligence and Lisp language, which required knowledge of DSP. From 1984 through 1986, Mr. Parsh was a senior systems engineer at MA/COM Linkabit where he designed and built communication systems for HBO for home set top boxes for the first launch of HBO entertainment channel. From 1979 through 1983, Mr. Parsh was employed at Hughes Helicopters/Hughes Aircraft as a senior SCADA and Automation engineer. Mr. Parsh worked as a designer and developer of high speed supervisory control and data acquisition system (SCADA) for DOD. This system was utilized to develop the advanced attack Apache helicopter. His responsibilities included development of software for real-time flight monitoring and data visualization/analysis requiring special skills for high-speed data gathering, sampling the data and providing guidance to pilots for maneuvering the Apache. From 1977 through 1979, Mr. Parsh was employed at Becton Dickenson/Telemed as a senior real time programmer where he provided engineering expertise to build a real-time system to collect ECG's, perform analysis and return the results back to the hospital/physicians office requiring knowledge of programming telephony software for call switching and accounting. From 1975 through 1977, Mr. Parsh was employed at DTE Energy/Detroit Edison as a systems engineer. Mr. Parsh provided systems engineering to systems operations center for managing the power grid in South Eastern Michigan. His responsibilities included real-time programming and monitoring of power plants and transmission.

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

Zhouping Jiao. During the past twenty years, Mr. Zhouping has been involved in the clothing industry and the agricultural industry. From 2012 to current date, Mr. Zhouping has been employed as the chief supervisor of Shaanxi Biying Ecological Industrial Development Co., Ltd., where he regularly convenes and presides over the meetings of board of supervisory, inspects the implementation of resolutions, rules and regulations of the company, and gives feedback to the Board of Directors. Mr. Zhouping is also instrumental regarding issues related to senior management personnel, supervises the daily work of departments and makes suggestions to senior management. From approximately 2008 to 2012, Mr. Zhouping was the chief executive officer of Shaanxi Haishi High-Tech Products Sales Co., Ltd., where he was involved in important decision making regarding the company's operations, vuilt the corporate culture, increased group cohesion and core competitiveness. He was also responsible for selecting products, storing and sales plan and marketing. Mr. Zhouping led the sales team to develop new clients and complete monthly and annual sales milestones and goals.

From approximately 2004 to 2008, Mr. Zhouping was the vice director in Shaanzi Haishi Venture Capital Co. Ltd., where he was involved in important decision-making regarding the company's operations, provided reforming solutions for operations and management, developed effective operational programs, built the company website. Mr. Zhouping was also responsible for corporate security management. From approximately 1999 to 2004, Mr. Zhouping was the sales manager in a clothing factory where he implemented company policies, completed monthly, quarterly and annual sales targets, organized staffs for training. Mr. Zhouping was also responsible for service work after sales and supervised the quality of sales dealers. From approximately 1993 to 1999, Mr. Zhouping was a salesman in a clothing factory where he was responsible for developing the sales market, implement sales plans according to the market situation and identify and maintain relationships with clients.

Mr. Zhouping earned a Bachelor Degree in Business Administration in 1990 from Xi'an Jiao Tong University.

Yuehong Yan. During the past ten years, Ms. Yuehong has been involved in the administrative and managerial capacities. From June 2012 to current date, Ms. Yuehong has been the assistant to the president of Shaanxi Biying Ecological Industrial Development Co., Ltd., where she is involved in assisting the president's daily administration and management transactions, provides a comprehensive understanding of company operations and operating environment and is responsible to major businesses and public relations activities on behalf of the president. From approximately 2009 to 2012, Ms. Yuehong was an assistant to the president in Shaanxi Haishi High-Tech Products Co. Ltd, where she was involved in important business decision making regarding the company's operations, assisted the president in dailt administration and management transactions, mastered a comprehensive understanding of operational environment and was responsible for major business and public relations activities. From approximately 2005 to 2009, Ms. Yuehong was the assistant to the president in Shaanxi Haishi Venture Capital Co., Ltd., where she assisted the president's daily administration and management transactions and was involved in important decision-making of the company's operations.

Ms. Yuehong earned a Bachelor Degree in 2004 from Xi'an International University.

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

Compensation Committee

We have not established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. During the last fiscal year, Mr. Gunther Than, an executive officer, participated in our board of directors' deliberations concerning executive officer compensation.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Parsh Patel	2015	$18,000	$-0-	-0-	-0-	-0	-0-	-0-	$18,000
(Chief Executive Officer/President, Secretary,	2014	-0-	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer/Chief Financial Officer and Director)

Joseph Arcaro	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(Prior Chief Executive Officer/President,	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary, Chief Financial Officer/Treasurer and Director)

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

DIRECTORS COMPENSATION

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2015 and June 30, 2014.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. During the last fiscal year, Mr. Patel, executive officer, participated in our board of directors' deliberations concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of October 29, 2015 regarding the beneficial ownership of our common stock: (a) each stockholder who holds over 5% of total issued and outstanding common stock; (b) our chief executive officer; and (c) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 260,983 shares of common stock outstanding as of October 29, 2015.

		NUMBER OF SHARES	PERCENT OF SHARES
	TITLE	BENEFICIALLY	BENEFICIALLY
NAME AND ADDRESS OF OFFICER/DIRECTOR	OF CLASS	OWNED	OWNED
Parsh Patel 850 Stephenson Highway, Suite 310 Troy, Michigan 90265	Common	-0-	-0-

Zhouping Jiao 850 Stephenson Highway, Suite 310 Troy, Michigan 90265	Common	-0-	-0-

Yuehong Yan 850 Stephenson Highway, Suite 310 Troy, Michigan 90265	Common	-0-	-0-

All Directors and officers as a group (3 persons)	Common	-0-	-0-

NAME AND ADDRESS OF 5% OR GREATER

The World Financial Holdings Group Co., Ltd. (1)	Common	200,000	76.64%

_____________

(1) The sole officer and director of The World Financial Holdings Group Co., Ltd. is Junxiang Yang. The principal address is RM1501-C1, Grand Millennium Plaza (Lower Block), 181 Queen's Road Central, Hong Kong.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2015		2014
Audit fees	$		$-0-
Audit related fees			21,000
Tax fees		0	-0-
All other fees		0	-0-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
(10)	Material Contracts
10.1	Master Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
10.2	Turnkey Agreement between our Company and Nitro Petroleum, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
10.3	Employment Agreement between Baying Ecological Holding Group Inc. (incorporated by reference from Current Report on Form 8-K filed on July 31, 2014).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 26, 2008).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
101*	XBRL Interactive Data Files

______________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2015.

Baying Ecological Holding Group, Inc.

By:	/s/ Parsh Patel
Parsh Patel
Chief Executive Officer
(Principal executive officer, principal financial officer, and principal accounting officer)

By:	/s/ Parsh Patel
Parsh Patel
Director

By:	/s/ Zhouping Jiao
Zhouping Jiao
Director

