Form 10-Q
period 2015-09-30
Baying Ecological Holding Group Inc.
filed 2016-07-05
CIK 1333519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30178

BAYING ECOLOGICAL HOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-2928366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stephenson Highway, Suite 310, Troy, Michigan 90265

(Address of principal executive offices) (Zip Code)

(310) 887-6391

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2016
Common Stock, $0.001 par value per share	260,983

BAYING ECOLOGICAL HOLDINGS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Baying Ecological Holdings Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(Unaudited)
Assets
Current Assets
Cash	$7,925	$-
Total Assets	7,925	-

Liabilities
Current Liabilities
Accounts payables and accrued expenses	12,250	-
Due to related parties	102,676	90,251
Total Current Liabilities	114,926	90,251
Total Liabilities	114,926	90,251

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of September 30, 2015 and June 30, 2015	261	261
Additional paid-in capital	1,006,713	1,006,713
Deficit accumulated during development stage	(1,113,975)	(1,097,225)
Total Stockholders' Deficit	(107,001)	(90,251)
Total Liabilities and Stockholders' Deficit	$7,925	$-

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2015	2014
Revenues	$-	$-

Operating Expenses
Professional fees	12,250	20,500
Management fees	4,500	4,500
General and administrative expenses	-	94
Total Operating Expenses	16,750	25,094

Loss from opertions	(16,750)	(25,094)

Other Income (Expenses)
Gain on debt extinguishment	-	-
Total Other Expenses	-	-

Net Loss before Income Taxes	(16,750)	(25,094)

Income Tax Benefit	-	-

Net Loss	$(16,750)	$(25,094)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(16,750)	$(25,094)
Adjustment to reconcile net loss from operations:
Expenses charged to contributed surplus	-	-
Stock Compensation Expense	-	-
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses	12,250	-
Due to related parties
Net Cash Used in Operating Activities	(4,500)	(25,094)

Cash Flows from Financing Activities
Proceeds from related parties	12,425	25,094
Net Cash Provided by Financing Activities	12,425	25,094

Net Increase (Decrease) in Cash	7,925	-
Cash at Beginning of Period	-	-
Cash at End of Period	$7,925	$-

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Baying Ecological Holding Group, Inc. was formerly Toro Ventures Inc., which was incorporated on 11 April 2005, under the laws of the State of Nevada. The Company was originally in the fast food services industry.

The Company changed its name on January 9, 2014 to better reflect its new business direction, of a holding company eventually with various entities being managed. The Company has been identifying and seeking potential corporate partnerships with walnut industry entities.

The Company's accounting year end is June 30.

NOTE 2 – GOING CONCERN

The Company's financial statements as of September 30, 2015 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Interim Financial Information

The accompanying condensed balance sheet as of September 30, 2015, which has been derived from the Company's audited financial statements as of that date, and the unaudited financial information of the Company as of September 30, 2015 and for the three months ended September 30, 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 filed on November 12, 2015.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value as of September 30, 2015 and June 30, 2015, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update "ASU" 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 4 – RELATED PARTY TRANSACTION

Mr. Zhouping Jiao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $102,676 and $90,251 as of September 30, 2015 and June 30, 2015.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $4,500 and $4,500 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 5 – STOCKHOLDERS' DEFICIT

The Company authorized 75,000,000 common shares with a par value of $0.001.

NOTE 6 – INCOME TAXES

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

Net deferred tax assets consist of the following:

	September 30,	June 30,
	2015	2015
NOL carryover	$129,584	$127,071
Less: Valuation allowance	(129,584)	(127,071)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	September 30,	June 30,
	2015	2015
Federal income tax rate	15%	15%
Less: Valuation allowance	(15)%	(15)%
Effective income tax rate	-%	-%

At September 30, 2015, the Company had net operating loss carry forwards of approximately $863,892 that may be offset against future taxable income to the year 2026. No tax benefit has been reported for the period ended September 30, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of the date of this Quarterly Report, we intend to meet the following milestones to prepare ourselves for complete self-sufficiency and dominance throughout the walnut industry:

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

PRODUCTS AND SERVICES

We will offer a high quality, new to market brand that encompasses expertly grafted walnut breeds including the American red spike-shaped walnut and premier fragrant walnuts. We will have a focus on providing all of our customers with the absolute pinnacle of walnut perfection while also offering our VIPs the ecologically sound, organic products that are in such high demand with our upper-level clientele.

We intend to provide the following products and services:

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

As special incentives to our long-term clients we will be prepared to offer the following programs through our retail location, the Baying Precious and Delicious Food Club:

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

The Baying Precious & Delicious Food Club was an idea that will allow us to directly reach our customers as we market our products to them. Specializing in selling high-quality and organic fruits, vegetables, cereals, and precious oils, we believe that this aspect of our corporate strategy will be a strong solidifiers of profit and top-of-mind presence. In the end, the Club will have profit making applications and intend to capitalize on these: (i) membership card sales; (ii) direct profits from product sales; (iii) cooperation base supply; (iv) public media advertising revenue; and (v) website and periodical advertisement income.

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

As of the date of this Quarterly Report, our offices in China are located on the 6th Floor of Huihao Building, off of 3rd Keji Road, in the heart of Xi'an city. We have not yet commenced distribution of our products and thus may be considered a shell corporation.

RESULTS OF OPERATIONS

The following discussions are based on our financial statements. These charts and discussions summarize our financial statements for the three months ended September 30, 2015 and September 30, 2014 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2015.

SUMMARY COMPARISON OF OPERATING RESULTS

	Three Month Period ended September 30
	2015	2014
Revenues	$-0-	$-0-
Total Operating Expenses	16,750	25,094
Loss from Operations	(16,750)	(25,094)
Total Other Income (Expenses)	-0-	-0-
Net Loss	(16,750)	(25,094)

Three Month Period Ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014.

Our net loss for the three month period ended September 30, 2015 was ($16,750) compared to a net loss of ($25,094) during the three month period ended September 30, 2014 (a decrease in net loss of $8,344). We did not generate any revenue during the three month periods ended September 30, 2015 and September 30, 2014, respectively.

During the three month period ended September 30, 2015, we incurred operating expenses of $16,750 compared to $25,094 incurred during the three month period ended September 30, 2014 (a decrease of $8,344). These operating expenses incurred during the three month period ended September 30, 2015 consisted of: (i) professional fees of $12,250 (2014: $20,500); (ii) management fees of $4,500 (2014: $4,500); and (iii) general and administrative of $-0- (2014: $94).

Operating expenses incurred during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014 decreased primarily due to the decrease in professional fees of $8,250.

Our loss from operations during the three month period ended September 30, 2015 was ($16,750) compared to a loss from operations of ($25,094) during the three month period ended September 30, 2014.

During the three month periods ended September 30, 2015 and September 30, 2014, we did not incur other expenses. Therefore, we realized a net loss of ($16,750) or ($0.00) per share for the three month period ended September 30, 2015 compared to a net loss of ($25,094) or ($0.00) per share for the three month period ended September 30, 2014. The weighted average number of shares outstanding was 260,983 for both the three month periods ended September 30, 2015 and September 30, 204.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2015

As at the three month period ended September 30, 2015, our current assets were $7,925 and our current liabilities were $114,926, which resulted in a working capital deficit of $107,001. As at the three month period ended September 30, 2015, current assets were comprised of $7,925 in cash. As at the three month period ended September 30, 2015, current liabilities were comprised of: (i) $12,250 in accounts payable and accrued expenses; and (ii) $102,676 in amounts due to related parties.

As of September 30, 2015, our total assets were $7,925 comprised of $7,925 in current assets. As of September 30, 2015, our total liabilities were $114,926 comprised of $114,926 in current liabilities.

Stockholders' deficit increased from ($90,251) for fiscal year ended June 30, 2015 to ($107,001) for the three month period ended September 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2015, net cash flows used in operating activities was ($7,925) compared to net cash flows used in operating activities of ($-0-) for the three month period ended September 30, 2014. Net cash flows used in operating activities consisted primarily of a net loss of $16,750 (2014: $25,094), which was changed by: (i) $12,240 (2014: $-0-) in accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the three month periods ended September 30, 2015 and September 30, 2014, respectively, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month periods ended September 30, 2015 and September 30, 2014, net cash flows provided from financing activities was $12,425 and $25,094, Net cash flows provided from financing activities consisted primarily of funding from its related party.

 PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $16,750 at September 30, 2015 and $25,094 at September 30, 2014.. Our auditors have expressed substantial doubt that we can continue as a going concern. Management intends to finance our 2016 operations primarily through equity or debt financing, if available. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to begin to compete in our market. At our current level management believes we will require an additional $1,000,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

These operating costs include potential cost of sales, general and administrative expenses and professional fees. We have insufficient financing commitments in place to meet our expected cash requirements for 2016 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2016, then we may be required to reduce our expenses and scale back our operations.

Going Concern

We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2016, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management's views on our status as a going concern. The audited financial statements contained in our Annual Report for fiscal year ended June 30, 2015 and our reviewed financial statements contained in this Quarterly Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our financial statements for September 30, 2015 include an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

COMMITMENTS AND CONTINGENT LIABILITIES

One of our shareholders has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $107,177 and $90,151 as of September 30, 2015 and June 30, 2015, respectively.

On October 2015, Mr. Patel, our President/Chief Executive Officer, has advanced $3,000 as working capital to pay expenses, which was contributed as additional paid-in capital of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2015. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of September 30, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2015. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our first quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2016 to remedy such deficiencies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

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

BAYING ECOLOGICAL HOLDING GROUP INC.

Date: July 5, 2016	By:	/s/ Parsh Patel
Parsh Patel
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

