Form 10-Q
period 2015-12-31
Baying Ecological Holding Group Inc.
filed 2016-07-05
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

FOR THE PERIOD ENDED DECEMBER 31, 2016

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

BAYING ECOLOGICAL HOLDING GROUP, INC

BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)
Assets
Current Assets
Cash	$1,890	$-
Total Assets	1,890	-

Liabilities
Current Liabilities
Accounts payables and accrued expenses	7,350	-
Due to related parties	107,176	90,251
Total Current Liabilities	114,526	90,251
Total Liabilities	114,526	90,251

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of December 31, 2015 and June 30, 2015	261	261
Additional paid-in capital	1,009,713	1,006,713
Deficit accumulated during development stage	(1,122,610)	(1,097,225)
Total Stockholders' Deficit	(112,636)	(90,251)
Total Liabilities and Stockholders' Deficit	$1,890	$-

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	1,750	3,500	14,000	24,000
Management fees	4,500	4,500	9,000	9,000
General and administrative expenses	2,385	8,187	2,385	8,281
Total Operating Expenses	8,635	16,187	25,385	41,281

Loss from opertions	(8,635)	(16,187)	(25,385)	(41,281)

Other Income (Expenses)
Other Income (Expenses)	-	-	-	-
Total Other Income (Expenses)	-	-	-	-

Net Loss before Income Taxes	(8,635)	(16,187)	(25,385)	(41,281)

Income Tax Benefit	-	-	-	-

Net Loss	$(8,635)	$(16,187)	$(25,385)	$(41,281)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(25,385)	$(41,281)
Adjustment to reconcile net loss from operations:
Contribution to additional paid-in capital	3,000	-
Stock Compensation Expense	-	-
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses	7,350	-
Due to related parties
Net Cash Used in Operating Activities	(15,035)	(41,281)

Cash Flows from Financing Activities
Proceeds from related parties	16,925	41,281
Net Cash Provided by Financing Activities	16,925	41,281

Net Increase (Decrease) in Cash	1,890	-
Cash at Beginning of Period	-	-
Cash at End of Period	$1,890	$-

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

December 31, 2015

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

NOTE 2 – GOING CONCERN

The Company's financial statements as of December 31, 2015 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Interim Financial Information

The accompanying condensed balance sheet as of December 31, 2015, which has been derived from the Company's audited financial statements as of that date, and the unaudited financial information of the Company as of December 31, 2015 and for the three and six months ended December 31, 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 filed on November 12, 2015.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2015 and June 30, 2015, due to the short-term nature of these instruments.

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

NOTE 4 – RELATED PARTY TRANSACTION

Mr. Zhouping Jiao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $107,177 and $90,251 as of December 31, 2015 and June 30, 2015.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $9,000 and $9,000 for the six months ended December 31, 2015 and 2014, respectively.

NOTE 5 – STOCKHOLDERS' DEFICIT

The Company authorized 75,000,000 common shares with a par value of $0.001.

On October 2015, Mr. Parsh Patel, CEO of the Company has advanced $3,000 as working capital to pay expenses of the Company that was contributed as additional paid-in capital of the Company.

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

Net deferred tax assets consist of the following:

	December 31,	June 30,
	2015	2015
NOL carryover	$130,879	$127,071
Less: Valuation allowance	(130,879)	(127,071)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31,	June 30,
	2015	2015
Federal income tax rate	15%	15%
Less: Valuation allowance	(15)%	(15)%
Effective income tax rate	-%	-%

At December 31, 2015, the Company had net operating loss carry forwards of approximately $872,527 that may be offset against future taxable income to the year 2026. No tax benefit has been reported for the period ended December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Baying Precious & Delicious Food Club was an idea that will allow us to directly reach our customers as we market our products to them. Specializing in selling high-quality and organic fruits, vegetables, cereals, and precious oils, we believe that this aspect of our corporate strategy will be a strong solidifiers of profit and top-of-mind presence. In the end, the Club will have profit making applications and we intend to capitalize on these: (i) membership card sales; (ii) direct profits from product sales; (iii) cooperation base supply; (iv) public media advertising revenue; and (v) website and periodical advertisement income.

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

RESULTS OF OPERATIONS

The following discussions are based on our financial statements. These charts and discussions summarize our financial statements for the six months ended December 31, 2015 and December 31, 2014 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2015.

SUMMARY COMPARISON OF OPERATING RESULTS

	Six Month Period ended December 31
	2015	2014
Revenues	$-0-	$-0-
Total Operating Expenses	25,385	41,281
Loss from Operations	(25,385)	(41,281)
Total Other Income (Expenses)	-0-	-0-
Net Loss	(25,385)	(41,281)

Six Month Period Ended December 31, 2015 Compared to Six Month Period Ended December 31, 2014.

Our net loss for the six month period ended December 31, 2015 was ($25,385) compared to a net loss of ($41,281) during the six month period ended December 31, 2014 (a decrease in net loss of $15,896). We did not generate any revenue during the six month periods ended December 31, 2015 and December 31, 2014, respectively.

During the six month period ended December 31, 2015, we incurred operating expenses of $25,385 compared to $41,281 incurred during the six month period ended December 31, 2014 (a decrease of $15,896). These operating expenses incurred during the six month period ended December 31, 2015 consisted of: (i) professional fees of $14,000 (2014: $24,000); (ii) management fees of $9,000 (2014: $9,000); and (iii) general and administrative of $2,385 (2014: $8,281).

Operating expenses incurred during the six month period ended December 31, 2015 compared to the six month period ended December 31, 2014 decreased primarily due to the decrease in professional fees of $10,000.

Our loss from operations during the six month period ended December 31, 2015 was ($25,385) compared to a loss from operations of ($41,281) during the six month period ended December 31, 2014.

During the six month periods ended December 31, 2015 and December 31, 2014, we did not incur other expenses. Therefore, we realized a net loss of ($25,385) or ($0.00) for the six month period ended December 31, 2015 compared to a net loss of ($41,281) or ($0.00) for the six month period ended December 31, 2014. The weighted average number of shares outstanding was 260,983 for both the six month periods ended December 31, 2015 and December 31, 2014.

Three Month Period Ended December 31, 2015 Compared to Three Month Period Ended December 31, 2014.

Our net loss for the three month period ended December 31, 2015 was ($8,635) compared to a net loss of ($16,187) during the three month period ended December 31, 2014 (a decrease in net loss of $7,552). We did not generate any revenue during the three month periods ended December 31, 2015 and December 31, 2014, respectively.

During the three month period ended December 31, 2015, we incurred operating expenses of $8,635 compared to $16,187 incurred during the three month period ended September 30, 2014 (a decrease of $7,552). These operating expenses incurred during the three month period ended September 30, 2015 consisted of: (i) professional fees of $1,750 (2014: $3,500); (ii) management fees of $4,500 (2014: $4,500); and (iii) general and administrative of $2,385 (2014: $8,187).

Operating expenses incurred during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014 decreased primarily due to the decrease in general and administrative expenses of $5,802.

Our loss from operations during the three month period ended December 31, 2015 was ($8,635) compared to a loss from operations of ($16,187) during the three month period ended December 31, 2014.

During the three month periods ended December 31, 2015 and December 31, 2014, we did not incur other expenses. Therefore, we realized a net loss of ($8,635) or ($0.00) per share for the three month period ended December 31, 2015 compared to a net loss of ($16,187) or ($0.00) per share for the three month period ended December 31, 2014. The weighted average number of shares outstanding was 260,983 for both the three month periods ended December 31, 2015 and December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2015

As at the six month period ended December 31, 2015, our current assets were $1,890 and our current liabilities were $114,526, which resulted in a working capital deficit of $112,636. As at the three month period ended December 31, 2015, current assets were comprised of $1,890 in cash. As at the six month period ended December 31, 2015, current liabilities were comprised of: (i) $7,350 in accounts payable and accrued expenses; and (ii) $107,176 in amounts due to related parties.

As of December 31, 2015, our total assets were $1,890 comprised of $1,890 in current assets. As of December 31, 2015, our total liabilities were $114,526 comprised of $114,526 in current liabilities.

Stockholders' deficit increased from ($90,251) for fiscal year ended June 30, 2015 to ($112,636) for the six month period ended December 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2015, net cash flows used in operating activities was ($1,890) compared to net cash flows used in operating activities of ($-0-) for the six month period ended December 31, 2014. Net cash flows used in operating activities consisted primarily of a net loss of $25,385 (2014: $41,281), which was adjusted by $3,000 (2014: $-0-) for contribution to additional paid-in capital. Net cash flows used in operating activities was further changed by: (i) $7,350 (2014: $-0-) in accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the six month periods ended December 31, 2015 and December 31, 2014, respectively, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month periods ended December 31, 2015 and December 31, 2014, respectively, net cash flows provided from financing activities was $16,925 and $41,281, respectively. Net cash flows provided from financing activities consisted primarily of funding from its related party.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $25,385 at December 31, 2015 and $41,281 at December 31, 2014. Our auditors have expressed substantial doubt that we can continue as a going concern. Management intends to finance our 2016 operations primarily through equity or debt financing, if available. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to begin to compete in our market. At our current level management believes we will require an additional $1,000,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

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

Our financial statements for December 31, 2015 include an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

COMMITMENTS AND CONTINGENT LIABILITIES

One of our shareholders has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $107,177 and $90,151 as of December 31, 2015 and June 30, 2015, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2015. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of 2015. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our second quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2016 to remedy such deficiencies.

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

