Form 10-K
period 2016-06-30
Baying Ecological Holding Group Inc.
filed 2016-09-20
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES   ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES   ☒ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES   ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES   ☒ NO

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2015 was $63,560.51.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 260,983 shares of common stock are outstanding as of September 19, 2016.

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

As of the date of this Annual Report, we intend to meet the following milestones to prepare ourselves for complete self-sufficiency and dominance throughout the walnut industry:

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

PRODUCTS AND SERVICES

We intend to offer a high quality, new to market brand that encompasses expertly grafted walnut breeds including the American red spike-shaped walnut and premier fragrant walnuts. We have a focus on providing all of our customers with the absolute pinnacle of walnut perfection while also offering our VIPs the ecologically sound, organic products that are in such high demand with our upper-level clientele.

We intend to provide the following products and services:

No.	Items	Individual Membership	Corporate Membership
	Pre-paid consumer credit RMB	100-10,000	1,000-20,000
1	Sales	Pre-paid to enjoy double discount
2	Discount for special products	15% off if paid by cash	Double discount for corporate credit card
3	Discount for consuming in the Club	15% off if paid by cash	Double discount for corporate credit card
4	Discount for normal products	10% off if paid by cash	Double discount for corporate credit card
5	Service fee for group buying	1%-3%
6	A variety of free workshop	20 hours in total
7	Annual fruit-picking	Not limited
8	Group trips	Yes

As special incentives to our long-term clients we will be prepared to offer the following programs through our retail location, the Baying Precious and Delicious Food Club:

•	Rechargeable Membership Cards: We will offer a discount to our members that choose to pre-pay for their products using a membership card system.

•	Special Products: Working in tandem with our cooperative business partners, we will be ready to offer our customers unique products only available through our collaboration.

•	Glamorous VIP Reception Center: At our physical location we intend to feature a VIP tasting experience within our established reception center. Our members will have an opportunity to host guests as they enjoy sampling our offerings at a discount.

•	Superior Offerings: With a focus on providing our clients with the very best walnuts and related products, we are committed to producing only the finest ecologically sound, organic products for our VIPs.

•	Group Discount Purchasing: Our VIPs will have the opportunity to purchase products as a group, thereby taking advantage of a bulk discount.

•	Personal and Professional Development Opportunities: The Fine and Delicious Food Club will be offering free lectures to our clients so as to expand their knowledge base about nutritional and dietary options, health related topics, finance and investment opportunities, as well as classic Chinese cultural studies.

•	Group Enrichment Trips and Annual Fruit Picking Opportunities: The agricultural hubs of the Baying Company will be made available to our VIPs in an effort to offer true transparency to our top clients. We intend to also offer group trips, organized with both leisure and education in mind, as well as a family-friendly annual fruit picking trip that will cultivate not only an appreciation of the richness of our products, but also a holistic approach to a family’s health and nutrition.

The Baying Precious & Delicious Food Club was an idea that management believes will allow us to directly reach our customers as we market our products to them. By specializing in selling high-quality and organic fruits, vegetables, cereals, and precious oils, we believe that this aspect of our corporate strategy will be a strong solidifier of profit and top-of-mind presence. The Baying Precious & Delicious Food Club will have profit making applications and intends to capitalize on these through: (i) membership card sales; (ii) direct profits from product sales; (iii) cooperation base supply; (iv) public media advertising revenue; and (v) website and periodical advertisement income.

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

MARKETING

We are dedicated to capitalizing on a multi-pronged approach to advertising our products. We are confident that when potential consumers try our products, they will become loyal customers in swift order. As such, we intend to participate in numerous customer acquisition and retention activities including complimentary tastings at outdoor events and venues, door-to-door direct advertising, one-on-one marketing techniques including organizing meet and greet opportunities with our staff and our potential consumers, print and electronic media advertising in the Guangming Daily and the Shaanxi Daily, as well as a referral program that benefits both the company, and our existing clients who spread the word about our fantastic offerings. Through these ever-evolving and personalized approaches, we are ensuring that we are both increasing brand awareness and profit margins at the same time.

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

We intend to adopt a world-renowned irrigation system designed by the Netafirm Company of Israel. In employing this system we will be able to broaden our agricultural locations since this system can be utilized in even the most challenging of environments, thus allowing us endless options as to where we can cultivate our crops. In addition we use organic fertilizers to grow all of our products. Not only are organic foods better for the environment and our customers’ health, but they will continue to be in extremely high demand and on track to be the most requested items in the industry.

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

Our business can be affected by currency rate fluctuations as our business is in China and the majority of potential revenue and expenses will be in Chinese Renminbi.

All of our business in China will be in the Chinese Renminbi. Because of this we will be affected by changes in foreign exchange rates. Over the past year the exchange rate between the Chinese Renminbi and the US Dollar has fluctuated drastically. Some of our expenses will be in US Dollars however the majority of our revenues will be in Chinese Renminbi. If we are not able to successfully protect ourselves against those currency fluctuations, then our profits will also fluctuate and could cause us to be less profitable or incur losses, even if our business would otherwise be profitable.

We have an accumulated deficit. If we are unable to reverse this trend, we will be like by forced to alter operations.

We have incurred losses for the past two fiscal years which consists of a net loss of $47,288 for June 30, 2016 and $62,553 for June 30, 2015. In addition, we had an accumulated deficit of $1,144,513 at June 30, 2016. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new walnut product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

The uncertainty and factors described throughout this section may impede our ability to economically develop, produce, and market our walnut products effectively. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future. Furthermore, since we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2016/2017, additional capital investment will be necessary to develop and sustain our operations.

Our independent registered public accounting firm has raised about over our ability to continue as a going concern.

The independent registered public accounting firm’s report accompanying our June 30, 2016 and 2015 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred operating and net losses as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. If we are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2016. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended June 30, 2016 and June 30, 2015 that expressed substantial doubt regarding our ability to continue as a going concern.

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

For fiscal year ended June 30, 2016, we did not adequately implement certain internal controls and for the interim periods of September 30, 2015, December 31, 2015 and March 31, 2016. Although we intend to take steps to correct our identified material weaknesses in our internal controls, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we believe we will be able to correct any material weaknesses in our internal controls in the future. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

We may be deemed a shell company under SEC regulations, which would affect sales of our common stock in reliance on Rule 144 of the Securities Act and subject to the requirements of Rule 144(i).

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months will not immediately apply to our common stock because we are designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. Because we have not advanced our business operations and have no assets other than $1,978 in cash as of June 30, 2016, we may be considered a shell company. Thus, the reporting requirements of Rule 144(i) will apply and restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under or an applicable exemption from the registration requirements of, the Securities Act.

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

Our shares may not become eligible to be traded electronically which could result in brokerage firms being unwilling to trade them.

Our shares of common stock are eligible to be quoted on the OTCBB and OTCQB. However, our shares are not eligible with Depository Trust Company (DTC) to trade electronically. Because we are not DTC eligible, our shares cannot be electronically transferred between brokerage accounts, the practical effect of which means that our shares will not trade much, if at all, on the OTCBB or OTCQB. In order for our shares to trade on the OTCBB or OTCQB, our shares would need to be traded manually between broker dealers and their accounts, which is time consuming, costly and cumbersome. We cannot guaranty that our shares will ever become DTC eligible or, if in the event we apply for DTC eligibility, how long it will take to become eligible.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease office space at 850 Stephenson Highway, Suite 310, Troy, Michigan 90265 for principal office location. We do not have a lease.

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

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED JUNE 30, 2016:	High	Low
Fourth Quarter Ended June 30, 2016	$3.00	$3.00
Third Quarter Ended March 31, 2016	$3.00	$3.00
Second Quarter Ended December 31, 2015	$2.47	$2.47
First Quarter Ended September 30, 2015	$3.01	$3.01

FISCAL YEAR ENDED JUNE 30, 2015:
Fourth Quarter Ended June 30, 2015	$2.51	2.51
Third Quarter Ended March 31, 2015	$2.50	$2.50
Second Quarter Ended December 31, 2014	$2.02	$2.02
First Quarter Ended September 30, 2014	$2.02	$2.02

_________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of June 30, 2016, there were approximately 90 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2016, there were 260,983 shares of our common stock issued. We have not reserved any shares for issuance upon exercise of common stock purchase warrants or stock options.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2016 and to current date, we did not issue any shares of unregistered common stock.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended June 30, 2016 and 2015 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

In accordance with the terms and provisions of the Stock Purchase Agreement, there was a change in control of the Company.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2016 AND JUNE 30, 2015

The following discussions are based on our financial statements. These charts and discussions summarize our financial statements for fiscal years ended June 30, 2016 and 2015 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS

	Years ended June 30
	2016	2015
Total operating expenses	47,288	62,553
Loss from operations	(47,288)	(62,553)
Total other income (expense)	-0-	-0-
Net loss	(47,288)	(62,553)
Net loss per share	$(0.00)	$(0.00)

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015.

Our net loss for fiscal year ended June 30, 2016 was ($47,288) compared to a net loss of ($62,553) during fiscal year ended June 30, 2015 (a decrease in net loss of $15,265). During fiscal years ended June 30, 2016 and 2015, we did not generate any revenues.

During fiscal year ended June 30, 2016, we incurred operating expenses of $47,288 compared to $62,553 incurred during fiscal year ended June 30, 2015 (a decrease of $15,265). These operating expenses incurred during fiscal year ended June 30, 2016 consisted of: (i) management fees of $18,000 (2015: $18,000); (ii) professional fees of $23,300 (2015: $33,000); and (iii) general and administrative of $5,988 (2015: $11,553). Operating expenses incurred during fiscal year ended June 30, 2016 compared to fiscal year ended June 30, 2015 decreased primarily due to the decrease in professional fees of $9,700.

Our loss from operations during fiscal year ended June 30, 2016 was ($47,288) compared to a loss from operations during fiscal year ended June 30, 2015 of ($62,553) decreased based upon the factor described above pertaining to professional fees.

During fiscal years ended June 30, 2016 and June 30, 2015, we did not record any other income or expenses.

Therefore, net loss during fiscal year ended June 30, 2016 was ($47,288) compared to a net loss of ($62,553) during fiscal year ended June 30, 2015. The weighted average number of shares outstanding was 260,983 for both fiscal years ended June 30, 2016 and June 30, 2015.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended June 30, 2016

As of June 30, 2016, our current assets were $1,978 and our current liabilities were $136,517, which resulted in a working capital deficit of $134,539. As of June 30, 2016, our total assets were $1,978 consisting of cash.

As of June 30, 2016, our total liabilities were $136,517 comprised of: (i) $9,755 in accrued expenses; and (ii) $126,762 in amounts due to related parties.

Stockholders’ deficit increased from ($90,251) for fiscal year ended June 30, 2015 to ($134,539) for fiscal year ended June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2016, net cash flows used in operating activities was $34,533 compared to $62,553 for fiscal year ended June 30, 2015. Net cash flows used in operating activities consisted primarily of a net loss of $47,288 (2015: $62,553), which was partially adjusted by $3,000 (2015: $-0-) in contribution to additional paid-in capital. Net cash flows used in operating activities was further changed by $9,755 (2015: $-0-) in accrued expenses.

Cash Flows from Investing Activities

For fiscal year ended June 30, 2016 and June 30, 2015, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the fiscal year ended June 30, 2016, net cash flows provided from financing activities was $36,511 (2015: $62,553) in proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $47,288 at fiscal year ended June 30, 2016 and $62,553 at fiscal year ended June 30, 2015. Management intends to finance our 2016/2017 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting personnel. If we cannot obtain financing to fund our operations in 2016/2017, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If we cannot obtain financing or generate sufficient revenue to fund our operations in 2016/2017, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph June 30, 2016, in their reports on the accompanying financial statements for June 30, 2016 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

MATERIAL COMMITMENTS

One of our directors, Zhouping Jiao, has advanced funds to us for working capital purposes to fund our expenses. The advances are due on demand and non-interest bearing. As of June 30, 2016, the outstanding amount due was $126,762 (2015: $90,251).

Our executive officer and a director, Parsh Patel, has advanced $3,000 to us for working capital purposes to pay our expenses, which was recorded as paid-in capital.

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

CRITICAL ACCOUNTING POLICIES

In May 2015, the FASB issued ASU No. 2015-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date. With the issuance of ASU 2015-14, the new revenue guidance ASU 2015-09 as amended by ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date for ASU 2015-09 for annual reporting periods beginning after December 15, 2016, but otherwise earlier adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and provides principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2015-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The new guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessee’s to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

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

BAYING ECOLOIGCAL HOLDING GROUP INC.

FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baying Ecological Holding Group, Inc.:

We have audited the accompanying balance sheets of Baying Ecological Holding Group, Inc. ("the Company") as of June 30, 2016 and 2015 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Baying Ecological Holding Group, Inc., as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
September 20, 2016

BAYING ECOLOGICAL HOLDING GROUP, INC

BALANCE SHEETS

	June 30,	June 30,
	2016	2015
Assets
Current Assets
Cash	$1,978	$-
Total Assets	1,978	-

Liabilities
Current Liabilities
Accrued expenses	9,755	-
Due to related parties	126,762	90,251
Total Current Liabilities	136,517	90,251
Total Liabilities	136,517	90,251

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of June 30, 2016 and June 30, 2015	261	261
Additional paid-in capital	1,009,713	1,006,713
Deficit accumulated during development stage	(1,144,513)	(1,097,225)
Total Stockholders' Deficit	(134,539)	(90,251)
Total Liabilities and Stockholders' Deficit	$1,978	$-

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC

STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,	June 30,
	2016	2015
Revenues	$-	$-

Operating Expenses
Professional fees	23,300	33,000
Management fees	18,000	18,000
General and administrative expenses	5,988	11,553
Total Operating Expenses	47,288	62,553

Loss from operations	(47,288)	(62,553)

Other Income (Expenses)
Other Income (Expenses)	-	-
Total Other Income (Expenses)	-	-

Net Loss before Income Taxes	(47,288)	(62,553)

Income Tax Benefit	-	-

Net Loss	$(47,288)	$(62,553)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2013	160,950	$161	$748,730	$(758,376)	$(9,485)
Shares issued for services	100,033	100	249,983		250,083
Contributed services			8,000		8,000
Net loss				(276,296)	(276,296)
Balance, June 30, 2014	260,983	$261	$1,006,713	$(1,034,672)	$(27,698)
Net loss				(62,553)	(62,553)
Balance, June 30, 2015	260,983	$261	$1,006,713	$(1,097,225)	$(90,251)
Contribution to paid-in capital			3,000		3,000
Net loss				(47,288)	(47,288)
Balance, June 30, 2016	260,983	$261	$1,009,713	$(1,144,513)	$(134,539)

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC

STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	June 30,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(47,288)	$(62,553)
Adjustment to reconcile net loss from operations:
Contribution to additional paid-in capital	3,000	-
Changes in Operating Assets and Liabilities
Accrued expenses	9,755	-
Net Cash Used in Operating Activities	(34,533)	(62,553)

Cash Flows from Financing Activities
Proceeds from related parties	36,511	62,553
Net Cash Provided by Financing Activities	36,511	62,553

Net Increase (Decrease) in Cash	1,978	-
Cash at Beginning of Period	-	-
Cash at End of Period	$1,978	$-

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

June 30, 2016

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

The Company’s accounting year end is June 30.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June30, 2016 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU No. 2015-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date. With the issuance of ASU 2015-14, the new revenue guidance ASU 2015-09 as amended by ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date for ASU 2015-09 for annual reporting periods beginning after December 15, 2016, but otherwise earlier adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and provides principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2015-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The new guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessee’s to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2018.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 4 – RELATED PARTY TRANSACTION

Mr. Zhouping Jiao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing.  The outstanding amount due to related parties was $126,762 and $90,251 as of June 30, 2016 and 2015.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $18,000 and $18,000 for the years ended June 30, 2016 and 2015, respectively.

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

Net deferred tax assets consist of the following:

	June 30,	June 30,
	2016	2015
NOL carryover	$134,021	$127,071
Less: Valuation allowance	(134,021)	(127,071)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	June 30,	June 30,
	2016	2015
Federal income tax rate	15%	15%
Less: Valuation allowance	(15)%	(15)%
Effective income tax rate	-%	-%

At June 30, 2016, the Company had net operating loss carry forwards of approximately $893,475 that may be offset against future taxable income to the year 2026. No tax benefit has been reported for the period ended June 30, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

In connection with our appointment of BF Borgers as our principal registered accounting firm at this time, we have not consulted BF Borgers on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (June 30, 2016 and June 30, 2015) and subsequent interim period through the date of engagement.

Non Reliance on Previously Issued Financial Statements or a Related Audit Report of Completed Interim Review

On approximately October 1, 2015, the Board of Directors was advised by our independent public accountant, BF Borgers, that our financial statements for fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission on Form 10-K (the “Financial Statements”) could not be relied upon. Johnson was subject to a Securities and Exchange Commission Order dated September 17, 2015 instituting public administrative and cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission's Rules of Practice.

As a result, our Board of Directors concluded on October 1, 2015 that our previously filed Financial Statements for fiscal year ended June 30, 2014 could not be relied upon.

As discussed above, we engaged a new auditor, BF Borgers, re-audited fiscal year ended June 30, 2014 in addition to fiscal year ended June 30, 2015.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal- Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2016, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Therefore as of the date of this Annual Report, our Board of Directors is comprised of two members: Parsh Patel and Zhouping Jiao.

The following table includes the names and positions held of our executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE
Parsh Patel	63	President/Chief Executive Officer, Treasurer/Chief Financial Officer and Director	2014
Zhouping Jiao	53	Chairman of the Board of Directors	2015
Yuehong Yan	35	Secretary	2015

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

From 1995 through 2002, Mr. Parsh was employed with Knowgen Systems Inc./Phoenix Group Inc. as its chief technology officer. Mr. Parsh's worked over seven years with systems and products for web services, e-commerce initiatives, and application development tools and wireless applications. His responsibilities included supervising engineering management and heading up a team of 25 developers, product quality control, and engineering training and budgeting. Mr. Parsh's specific developments included the following: (i) JODE (Java Object Deployment Environment ) – a rapid application development tool for developing small applications using Java components, a true drag and drop programming for GUI, database access, transport mechanism (TCP/IP), data analysis, reporting and visualization, and a full scale web based software development project utilizing granular implementation with SDLC methodology; (ii) KnowPad – development and deployment of logistics support systems utilizing Global Positioning Systems and GSM/SMS communications, which encompassed writing Java based SMS server for mobile devices and desktops; (iii) Silkworm – development of data aggregation tool for mining data from web sites for placement services, which was developed using socket programming in Java and use javax.net, java.io and SQL server; and (iv) asset tracking system – complete design and development of asset tracking utilizing IBM’s WebSphere Application Server, DB2 database and Linux operating systems, which was a distributed system with n-tier architecture.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year ended June 30, 2016, appear to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Parsh Patel (1)	2016	$18,000	-0-	-0-	0	-0	-0	-0	18,000
(Chief Executive Officer/President,	2015	18,000	-0-	-0	-0-	-0-	-0-	-0-	18,000
Secretary, Treasurer/Chief Financial Officer and Director)

________

(1)	During fiscal years ended June 30, 2016 and June 30, 2015, no cash remuneration was paid to Mr. Patel. Therefore, the amounts of $18,000 for fiscal years ended June 30, 2016 and June 30, 2015 have accrued and remain due and owing.

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

DIRECTORS COMPENSATION

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2016 and June 30, 2015.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. During the last fiscal year, Mr. Patel, executive officer, participated in our board of directors’ deliberations concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of September 7, 2016 regarding the beneficial ownership of our common stock: (a) each stockholder who holds over 5% of total issued and outstanding common stock; (b) our chief executive officer; and (c) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 260,983 shares of common stock outstanding as of September 7, 2016.

		NUMBER OF SHARES	PERCENT OF SHARES
	TITLE	BENEFICIALLY	BENEFICIALLY
NAME AND ADDRESS OF OFFICER/DIRECTOR	OF CLASS	OWNED	OWNED
Parsh Patel 850 Stephenson Highway, Suite 310 Troy, Michigan 90265	Common	-0-	-0-

Zhouping Jiao 850 Stephenson Highway, Suite 310 Troy, Michigan 90265	Common	-0-	-0-

Yuehong Yan 850 Stephenson Highway, Suite 310 Troy, Michigan 90265	Common	-0-	-0-

All Directors and officers as a group 3 person)	Common	-0-	-0-

NAME AND ADDRESS OF 5% OR GREATER

The World Financial Holdings Group Co., Ltd. (1)	Common	200,000	76.64%

_______

(1)	The sole officer and director of The World Financial Holdings Group Co., Ltd. is Junxiang Yang. The principal address is RM1501-C1, Grand Millennium Plaza (Lower Block), 181 Queen's Road Central, Hong Kong.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2016	2015
Audit fees	$8,500	$21,000
Audit related fees		-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

_____

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 20, 2016.

BAYING ECOLOGICAL HOLDING GROUP INC.

By:	/s/ Parsh Patel
Chief Executive Officer
(Principal executive officer, principal
financial officer and principal accounting officer

Each person who signature appears below appoints Parsh Patel as his or her attorney-in-fact with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of Baying Ecological Holding Group Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Parsh Patel	Director, Chief Executive Officer and	September 20, 2016
Parsh Patel

/s/ Zhouping Jiao	Director	September 20, 2016
Zhouping Jiao

/s/ Yuehong Yan	Secretary	September 20, 2016
Yuehong Yan

