Form 10-Q
period 2016-09-30
Baying Ecological Holding Group Inc.
filed 2016-11-14
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2016
Common Stock, $.001 par value per share	260,983

BAYING ECOLOGICAL HOLDING GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS
	September 30,	June 30,
	2016	2016
Assets
Current Assets
Cash	$2,313	$1,978
Total Assets	2,313	1,978

Liabilities
Current Liabilities
Accrued expenses	3,000	9,755
Due to related parties	141,147	126,762
Total Current Liabilities	144,147	136,517
Total Liabilities	144,147	136,517

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001,Authorized 75,000,000; 260,983 issued and outstanding as of September 30, 2016 and June 30, 2016	261	261
Additional paid-in capital	1,009,713	1,009,713
Deficit accumulated during development stage	(1,151,808)	(1,144,513)
Total Stockholders' Deficit	(141,834)	(134,539)
Total Liabilities and Stockholders' Deficit	$2,313	$1,978

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,	September 30,
	2016	2015

Revenues	$-	$-

Operating Expenses
Professional fees	2,700	12,250
Management fees	4,500	4,500
General and administrative expenses	95	-
Total Operating Expenses	7,295	16,750

Loss from operations	(7,295)	(16,750)

Other Income (Expenses)
Other Income (Expenses)	-	-
Total Other Income (Expenses)	-	-

Net Loss before Income Taxes	(7,295)	(16,750)

Income Tax Benefit	-	-

Net Loss	$(7,295)	$(16,750)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,	September 30,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(7,295)	$(16,750)
Adjustment to reconcile nt loss from operations:
Contribution to additional paid-in capital	-	-
Changes in Operating Assets and Liabilities
Accrued expenses	(6,755)	12,250
Net Cash Used in Operating Activities	(14,050)	(4,500)

Cash Flows from Financing Activities
Proceeds from related parties	14,385	12,425
Net Cash Provided by Financing Activities	14,385	12,425

Net Increase (Decrease) in Cash	335	7,925
Cash at Beginning of Period	1,978	-
Cash at End of Period	$2,313	$7,925

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

 See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

September 30, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Baying Ecological Holding Group, Inc. was formerly Toro Ventures Inc., which was incorporated on April 11, 2005, under the laws of the State of Nevada. The Company was originally in the fast food services industry.

The Company changed its name on January 9, 2014 to better reflect its new business direction, of a holding company eventually with various entities being managed. The Company has been identifying and seeking potential corporate partnerships with walnut industry entities.

The Company’s accounting year end is June 30.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2016 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Interim Financial Information

The accompanying condensed balance sheet as of September 30, 2016 which has been derived from the Company's audited financial statements as of that date, and the unaudited financial information of the Company as of September 30, 2016 and for the three months ended September 30, 2016, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 filed on September 20, 2016.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value as of September 30, 2016 and June 30, 2016, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

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

NOTE 4 – RELATED PARTY TRANSACTION

Mr. Zhouping Jiao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $141,147 and $126,762 as of September 30, 2016 and June 30, 2016.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $4,500 and $4,500 for the three months ended September 30, 2016 and 2015, respectively.

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

Net deferred tax assets consist of the following:

	September 30,	June 30,
	2016	2016
NOL carryover	$135,259	$134,021
Less: Valuation allowance	(135,259)	(134,021)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	September 30,	June 30,
	2016	2016
Federal income tax rate	15%	15%
Less: Valuation allowance	(15)%	(15)%
Effective income tax rate	-%	-%

At September 30, 2016, the Company had net operating loss carry forwards of approximately $901,725 that may be offset against future taxable income to the year 2027. No tax benefit has been reported for the period ended September 30, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

We intend to provide the following products and services:

No.	Items	Individual Membership	Corporate Membership
	Pre-paid consumer credit RMB	100--10,000	1,000--20,000
1	Sales	Pre-paid to enjoy double discount
2	Discount for special products	15% off if paid by cash	Double discount for corporate credit card
3	Discount for consuming in the Club	15% off if paid by cash	Double discount for corporate credit card
4	Discount for normal products	10% off if paid by cash	Double discount for corporate credit card
5	Service fee for group buying	1%--3%
6	A variety of free workshop	20 hours in total
7	Annual fruit-picking	Not limited
8	Group trips	Yes

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three months ended September 30, 2016 and September 30, 2015 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2016.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three Month Period ended September 30
	2016	2015
Operating Expenses	$7,295	$16,750
Other	-0-	-0-
Net Income (Loss)	(7,295)	(16,750)
Net Income (Loss) Per Share	(0.0)	(0.0)

Three Month Period Ended September 30, 2016 Compared to Three Month Period Ended September 30, 2015.

Our net loss for the three-month period ended September 30, 2016 was ($7,295) compared to a net loss of ($16,750) during the three-month period ended September 30, 2015 (a decrease of $9,455). We did not generate any revenues during the three-month periods ended September 30, 2016 or September 30, 2015, respectively.

During the three-month period ended September 30, 2016, we incurred operating expenses of $7,295 (2015: $16,750). These operating expenses incurred during the three-month period ended September 30, 2016 consisted of: (i) management fees of $4,500 (2015: $4,500); (ii) professional fees of $2,700 (2015: $12,250); and (iii) bank charges of $95 (2015: $-0-).

Thus, our operating loss during the three-month period ended September 30, 2016 was $7,295 compared to $16,750 during the three-month period ended September 30, 2015.

During the three-month periods ended September 30, 2016 and September 30, 2015, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($7,295) or ($0.00) for the three-month period ended September 30, 2016 compared to a net loss of ($16,750) or ($0.00) during the three-month period ended June 30, 2015. The weighted average number of shares outstanding was 260,983 for the three-month periods ended September 30, 2016 and September 30, 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2016

As at the three-month period ended September 30, 2016, our current assets were $2,313 and our current liabilities were $144,147, which resulted in a working capital deficit of $141,834. As at fiscal year ended June 30, 2016, our current assets were $1,978 and our current liabilities were $136,517. The increase in current liabilities of $7,630 was primarily due to the increase in amounts due to related parties of $14,385. Mr. Parsh Patel, our Chief Executive Officer, advanced $3,000 as working capital to pay our expenses. Mr. Zhouping Jiao, one of our directors, has advanced working capital to pay our expenses. As of September 30, 2016, the outstanding amount due to related parties was $141,147.

Stockholders’ deficit increased from ($134,539) for fiscal year ended June 30, 2016 to ($141,834) for the three-month period ended September 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended September 30, 2016, net cash flows used in operating activities was $14,050. During the three-month period ended September 30, 2016, net cash flows used in operating activities consisted primarily of a net loss of ($7,295) (2015: ($16,750)), which was partially changed by (i) $6,755 (2015: $12,250) in accrued expenses.

Cash Flows from Investing Activities

For the three-month periods ended September 30, 2016 and September 30, 2015, respectively, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We intend to finance our operations primarily from debt or the issuance of equity instruments. For the three-month period ended September 30, 2016, net cash flows provided from financing activities was $14,385 (2015: $12,425) consisting of proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $7,295 at three-month period ended September 30, 2016. Management intends to finance our 2016/2017 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of September 30, 2016, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter ended September 30, 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our first quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2016/2017 to remedy such deficiencies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

ExhibitNumber	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
(10)	Material Contracts
10.1	Master Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on August 15, 2005).
10.2	Turnkey Agreement between our Company and Nitro Petroleum, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
10.3	Employment Agreement between Baying Ecological Holding Group Inc. (incorporated by reference from Current Report on Form 8-K filed on July 31, 2014.
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 26, 2008).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

_____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYING ECOLOIGCAL HOLDING GROUP INC.

Date: November 10, 2016	By:	/s/ Parsh Patel
Parsh Patel
President/Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

