Form 10-Q
period 2016-12-31
Baying Ecological Holding Group Inc.
filed 2017-02-17
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2017
Common Stock, $.001 par value per share	260,983

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(Unaudited)
Assets
Current Assets
Cash	$767	$1,978
Total Assets	767	1,978

Liabilities
Current Liabilities
Accrued expenses	3,000	9,755
Due to related parties	146,647	126,762
Total Current Liabilities	149,647	136,517
Total Liabilities	149,647	136,517

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of September 30, 2016 and June 30, 2016	261	261
Additional paid-in capital	1,009,713	1,009,713
Deficit accumulated during development stage	(1,158,854)	(1,144,513)
Total Stockholders' Deficit	(148,880)	(134,539)
Total Liabilities and Stockholders' Deficit	$767	$1,978

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	2,500	1,750	5,200	14,000
Management fees	4,500	4,500	9,000	9,000
General and administrative expenses	46	2,385	141	2,385
Total Operating Expenses	7,046	8,635	14,341	25,385

Loss from operations	(7,046)	(8,635)	(14,341)	(25,385)

Other Income (Expenses)
Other Income (Expenses)	-	-	-	-
Total Other Income (Expenses)	-	-	-	-

Net Loss before Income Taxes	(7,046)	(8,635)	(14,341)	(25,385)

Income Tax Benefit	-	-	-	-

Net Loss	$(7,046)	$(8,635)	$(14,341)	$(25,385)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,	December 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(14,341)	$(25,385)
Adjustment to reconcile nt loss from operations:
Contribution to additional paid-in capital	-	3,000
Changes in Operating Assets and Liabilities
Accrued expenses	(6,755)	7,350
Net Cash Used in Operating Activities	(21,096)	(15,035)

Cash Flows from Financing Activities
Proceeds from related parties	19,885	16,925
Net Cash Provided by Financing Activities	19,885	16,925

Net Increase (Decrease) in Cash	(1,211)	1,890
Cash at Beginning of Period	1,978	-
Cash at End of Period	$767	$1,890

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2016 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Interim Financial Information

The accompanying condensed balance sheet as of December 31, 2016 which has been derived from the Company's audited financial statements as of that date, and the unaudited financial information of the Company as of December 31, 2016 and for the three and six months ended December 31, 2016, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 filed on September 20, 2016.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2016 and June 30, 2016, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases which significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020, and the Company is currently assessing the impact this standard will have on the Company's financial statements.

In March 2016, the FASB issued ASU No. 2016-09 "Compensation – Stock Compensation," which identifies areas for simplification involving several aspects of accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted subject to certain requirements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 4 – RELATED PARTY TRANSACTION

Mr. Zhouping Jiao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $146,647 and $126,762 as of December 31, 2016 and June 30, 2016.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $9,000 and $9,000 for the six months ended December 31, 2016 and 2015, respectively.

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

Net deferred tax assets consist of the following:

	December 31,	June 30,
	2016	2016
NOL carryover	$136,316	$134,021
Less: Valuation allowance	(136,316)	(134,021)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31,	June 30,
	2016	2016
Federal income tax rate	15%	15%
Less: Valuation allowance	(15)%	(15)%
Effective income tax rate	-%	-%

At December 31, 2016, the Company had net operating loss carry forwards of approximately $908,771 that may be offset against future taxable income to the year 2027. No tax benefit has been reported for the period ended December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

We intend to provide the following products and services:

No.	Items	Individual Membership	Corporate Membership
	Pre-paid consumer credit(RMB)	100--10,000	1,000--20,000
1	Sales	Pre-paid to enjoy double discount
2	Discount for special products	15% off if paid by cash	Double discount for corporate credit card
3	Discount for consuming in the Club	15% off if paid by cash	Double discount for corporate credit card
4	Discount for normal products	10% off if paid by cash	Double discount for corporate credit card
5	Service fee for group buying	1%--3%
6	A variety of free workshop	20 hours in total
7	Annual fruit-picking	Not limited
8	Group trips	Yes

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the six months ended December 31, 2016 and December 31, 2015 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2016.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Six Month Period Ended December 31,
	2016	2015
Operating Expenses	$14,341	$25,385
Other	-0-	-0-
Net Income (Loss)	(14,341)	(25,385)
Net Income (Loss) Per Share	(0.0)	(0.0)

Six-Month Period Ended December 31, 2016 Compared to Six-Month Period Ended December 31, 2015.

Our net loss for the six-month period ended December 31, 2016 was ($14,341) compared to a net loss of ($25,385) during the six-month period ended December 31, 2015 (a decrease of $11,044). We did not generate any revenues during the six-month periods ended December 31, 2016 or December 31, 2015, respectively.

During the six-month period ended December 31, 2016, we incurred operating expenses of $14,341 (2015: $25,385). These operating expenses incurred during the six-month period ended December 31, 2016 consisted of: (i) management fees of $9,000 (2015: $9,000); (ii) professional fees of $5,200 (2015: $14,000); and (iii) general and administrative expenses of $141 (2015: $2,385).

Thus, our operating loss during the six-month period ended December 31, 2016 was $14,341compared to $25,385 during the six-month period ended December 31, 2015.

During the six-month periods ended December 31, 2016 and December 31, 2015, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($14,341) or ($0.00) for the six-month period ended December 31, 2016 compared to a net loss of ($25,385) or ($0.00) during the six-month period ended December 31, 2015. The weighted average number of shares outstanding was 260,983 for the six-month periods ended December 31, 2016 and December 31, 2015, respectively.

Three-Month Period Ended December 31, 2016 Compared to Three-Month Period Ended December 31, 2015.

Our net loss for the three-month period ended December 31, 2016 was ($7,046) compared to a net loss of ($8,635) during the three-month period ended December 31, 2015 (a decrease of $1,589). We did not generate any revenues during the three-month periods ended December 31, 2016 or December 31, 2015, respectively.

During the three-month period ended December 31, 2016, we incurred operating expenses of $7,046 (2015: $8,635). These operating expenses incurred during the three-month period ended December 31, 2016 consisted of: (i) management fees of $4,500 (2015: $4,500); (ii) professional fees of $5,200 (2015: $1,750); and (iii) general and administrative expenses of $46 (2015: $8,635).

Thus, our operating loss during the three-month period ended December 31, 2016 was $7,046 compared to $8,635 during the three-month period ended December 31, 2015.

During the three-month periods ended December 31, 2016 and December 31, 2015, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($7,046) or ($0.00) for the three-month period ended December 31, 2016 compared to a net loss of ($8,635) or ($0.00) during the three-month period ended December 31, 2015. The weighted average number of shares outstanding was 260,983 for the three-month periods ended December 31, 2016 and December 31, 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended December 31, 2016

As at the six-month period ended December 31, 2016, our current assets were $767 and our current liabilities were $149,647, which resulted in a working capital deficit of $148,880. As at fiscal year ended June 30, 2016, our current assets were $1,978 and our current liabilities were $136,517. The increase in current liabilities of $13,130 was primarily due to the increase in amounts due to related parties of $19,885. Mr. Parsh Patel, our Chief Executive Officer, advanced $3,000 as working capital to pay our expenses. Mr. Zhouping Jiao, one of our directors, has advanced working capital to pay our expenses. As of December 31, 2016, the outstanding amount due to related parties was $146,647.

Stockholders’ deficit increased from ($134,539) for fiscal year ended June 30, 2016 to ($148,880) for the six-month period ended December 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2016, net cash flows used in operating activities was $21,096. During the six-month period ended December 31, 2016, net cash flows used in operating activities consisted primarily of a net loss of ($14,341) (2015: ($25,385)), which was partially adjusted by $-0- (2015: $3,000) in contribution to additional paid in capital. Cash flows was further changed by $6,755 (2015: $7,350) in accrued expenses.

Cash Flows from Investing Activities

For the six-month periods ended December 31, 2016 and December 31, 2015, respectively, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We intend to finance our operations primarily from debt or the issuance of equity instruments. For the six-month period ended December 31, 2016, net cash flows provided from financing activities was $19,885 (2015: $16,925) consisting of proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $14,341 at six-month period ended December 31, 2016. Management intends to finance our 2017 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting personnel. If we cannot obtain financing to fund our operations in 2017, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If we cannot obtain financing or generate sufficient revenue to fund our operations in 2017, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

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

CONTRACTUAL OBLIGATIONS

One of our directors, Mr. Zhouping Jiao, has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing. Our executive officer, Mr. Parsh Patel, also advanced $3,000 as working capital to pay our expenses. The outstanding amount due to related parties was $146,647 and $126,762 as of December 31, 2016 and June 30, 2016, respectively.

Our executive officer, Mr. Parsh Patel, provides various consulting and professional services to us for which he is compensated. Management fees were $9,000 for both six-month periods ended December 31, 2016 and December 31, 2015, respectively. These fees remain unpaid and have accrued.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2016, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter ended December 31, 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our second quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2017 to remedy such deficiencies.

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

BAYING ECOLOGICAL HOLDING GROUP INC.

Date: February 15, 2017	By:	/s/ Parsh Patel
Parsh Patel
President/Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

