Form 10-Q
period 2017-03-31
Baying Ecological Holding Group Inc.
filed 2017-10-12
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 27, 2017
Common Stock, $.001 par value per share	260,983

BAYING ECOLOGICAL HOLDING GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

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

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash	$2,263	$1,978
Total Current Assets	2,263	1,978
Other assets	-	-
Total Assets	2,263	1,978

Liabilities
Current Liabilities
Accrued expenses	3,000	9,755
Due to related parties	158,447	126,762
Total Current Liabilities	161,447	136,517
Total Liabilities	161,447	136,517

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of March 31, 2017 and June 30, 2016	261	261
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 share issued and outstanding, respectively	-	-
Additional paid-in capital	1,009,713	1,009,713
Deficit accumulated during development stage	(1,169,158)	(1,144,513)
Total Stockholders' Deficit	(159,184)	(134,539)
Total Liabilities and Stockholders' Deficit	$2,263	$1,978

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses
Professional fees	4,811	2,500	10,011	16,500
Management fees	4,500	4,500	13,500	13,500
General and administrative expenses	993	750	1,134	3,135
Stock compensation expense	-	-	-	-
Total Operating Expenses	10,304	7,750	24,645	33,135

Loss from operations	(10,304)	(7,750)	(24,645)	(33,135)

Other Income (Expenses)
Other Income (Expenses)	-	-	-	-
Total Other Income (Expenses)	-	-	-	-

Net Loss before Income Taxes	(10,304)	(7,750)	(24,645)	(33,135)

Income Tax Benefit	-	-	-	-

Net Loss	$(10,304)	$(7,750)	$(24,645)	$(33,135)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(24,645)	$(33,135)
Adjustment to reconcile net loss from operations:
Contribution to additional paid-in capital	-	3,000
Stock Compensation Expense	-	-
Changes in Operating Assets and Liabilities
Accrued expenses	(6,755)	10,600
Due to related parties
Net Cash Used in Operating Activities	(31,400)	(19,535)

Cash Flows from Investing Activities
Investment in Franchise
Proceeds from Issuance of Common Stock
Proceeds from Susbcription Receivables
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Issuance of capital stock for cash	-	-
Proceeds from related parties	31,685	21,425
Note payable
Net Cash Provided by Financing Activities	31,685	21,425

Net Increase (Decrease) in Cash	285	1,890
Cash at Beginning of Period	1,978	-
Cash at End of Period	$2,263	$1,890

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

March 31, 2017

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2017 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Interim Financial Information

The accompanying condensed balance sheet as of March 31, 2017 which has been derived from the Company's audited financial statements as of that date, and the unaudited financial information of the Company as of March 31, 2017 and for the three and nine months ended March 31, 2017, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 filed on September 20, 2016.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2017 and June 30, 2016, due to the short-term nature of these instruments.

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

NOTE 4 – RELATED PARTY TRANSACTION

Mr. Zhouping Jiao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $158,447 and $126,762 as of March 31, 2017 and June 30, 2016.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $13,500 and $13,500 for the nine months ended March 31, 2017 and 2016, respectively.

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

Net deferred tax assets consist of the following:

	March 31,	June 30,
	2017	2016
NOL carryover	$137,861	$134,021
Less: Valuation allowance	(137,861)	(134,021)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	March 31,	June 30,
	2017	2016
Federal income tax rate	15%	15%
Less: Valuation allowance	(15)%	(15)%
Effective income tax rate	-%	-%

At March 31, 2017, the Company had net operating loss carry forwards of approximately $919,075 that may be offset against future taxable income to the year 2027. No tax benefit has been reported for the period ended March 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the nine months ended March 31, 2017 and March 31, 2016 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2016.

SUMMARY COMPARISON OF OPERATING RESULTS
	Nine Month Period ended March 31 ,
	2017	2016
Operating Expenses	$24,645	$33,135
Other	-0-	-0-
Net Income (Loss)	(24,645)	(33,135)
Net Income (Loss) Per Share	(0.0)	(0.0)

Nine-Month Period Ended March 31, 2017 Compared to Nine-Month Period Ended March 31, 2016.

Our net loss for the nine-month period ended March 31, 2017 was ($24,645) compared to a net loss of ($33,135) during the nine-month period ended March 31, 2016 (a decrease of $8,490). We did not generate any revenues during the nine-month periods ended March 31, 2017 or March 31, 2016, respectively.

During the nine-month period ended March 31, 2017, we incurred operating expenses of $24,645 (2016: $33,135). These operating expenses incurred during the nine-month period ended March 31, 2017 consisted of: (i) management fees of $13,500 (2016: $13,500); (ii) professional fees of $10,011 (2016: $16,500); and (iii) general and administrative expenses of $1,134 (2016: $3,135).

Thus, our operating loss during the nine-month period ended March 31, 2017 was $24,645 compared to $33,135 during the nine-month period ended March 31, 2016.

During the nine-month periods ended March 31, 2017 and March 31, 2015, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($24,645) or ($0.00) for the nine-month period ended March 31, 2017 compared to a net loss of ($33,135) or ($0.00) during the nine-month period ended March 31, 2016. The weighted average number of shares outstanding was 260,983 for the nine-month periods ended March 31, 2017 and March 31, 2016, respectively.

Three-Month Period Ended March 31, 2017 Compared to Three-Month Period Ended March 31, 2016.

Our net loss for the three-month period ended March 31, 2017 was ($10,304) compared to a net loss of ($7,750) during the three-month period ended March 31, 2016 (an increase of $2,554). We did not generate any revenues during the three-month periods ended March 31, 2017 or March 31, 2016, respectively.

During the three-month period ended March 31, 2017, we incurred operating expenses of $10,304 (2016: $7,750). These operating expenses incurred during the three-month period ended March 31, 2017 consisted of: (i) management fees of $4,500 (2016: $4,500); (ii) professional fees of $4,811 (2016: $2,500); and (iii) general and administrative expenses of $993 (2016: $750).

Thus, our operating loss during the three-month period ended March 31, 2017 was $10,304 compared to $7,750 during the three-month period ended March 31, 2016.

During the three-month periods ended March 31, 2017 and March 31, 2016, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($10,304) or ($0.00) for the three-month period ended March 31, 2017 compared to a net loss of ($7,750) or ($0.00) during the three-month period ended March 31, 2016. The weighted average number of shares outstanding was 260,983 for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended March 31, 2017

As at the nine-month period ended March 31, 2017, our current assets were $2,263 and our current liabilities were $161,447, which resulted in a working capital deficit of $159,184. As at fiscal year ended June 30, 2016, our current assets were $1,978 and our current liabilities were $136,517. The increase in current liabilities of $24,930 was primarily due to the increase in amounts due to related parties of $31,685 and in accrued expenses of $6,755. Mr. Parsh Patel, our Chief Executive Officer, advanced $3,000 as working capital to pay our expenses. Mr. Zhouping Jiao, one of our directors, has advanced working capital to pay our expenses. As of March 31, 2017, the outstanding amount due to related parties was $158,447.

Stockholders’ deficit increased from ($134,539) for fiscal year ended June 30, 2016 to ($159,184) for the nine-month period ended March 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2017, net cash flows used in operating activities was $31,400 (2016: $19,535). During the nine-month period ended March 31, 2017, net cash flows used in operating activities consisted primarily of a net loss of ($24,645) (2016: ($33,135)), which was partially adjusted by $-0- (2016: $3,000) in contribution to additional paid in capital. Cash flows was further changed by $6,755 (2016: $10,600) in accrued expenses.

Cash Flows from Investing Activities

For the nine-month periods ended March 31, 2017 and March 31, 2016, respectively, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We intend to finance our operations primarily from debt or the issuance of equity instruments. For the nine-month period ended March 31, 2017, net cash flows provided from financing activities was $31,685 (2016: $21,425) consisting of proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $24,645 at nine-month period ended March 31, 2017. Management intends to finance our 2017/2018 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

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

CONTRACTUAL OBLIGATIONS

One of our directors, Mr. Zhouping Jiao, has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing. Our executive officer, Mr. Parsh Patel, also advanced $3,000 as working capital to pay our expenses. The outstanding amount due to related parties was $158,447 and $126,762 as of March 31, 2017 and June 30, 2016, respectively.

Our executive officer, Mr. Parsh Patel, provides various consulting and professional services to us for which he is compensated. Management fees were $13,500 for both nine-month periods ended March 31, 2017 and March 31, 2016, respectively. These fees remain unpaid and have accrued.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the third quarter ended March 31, 2017. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our second quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2017 to remedy such deficiencies.

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

BAYING ECOLOGICAL HOLDING GROUP INC.

Date: October 12, 2017	By:	/s/ Parsh Patel
Parsh Patel
President/Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

