Form 10-K
period 2017-06-30
Baying Ecological Holding Group Inc.
filed 2017-10-12
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2016 was $63,560.51.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 260,983 shares of common stock are outstanding as of September 26, 2017.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $36,145 for June 30, 2017 and $47,288 for June 30, 2016. In addition, we had an accumulated deficit of $1,180,658 at June 30, 2017. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new walnut product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

The uncertainty and factors described throughout this section may impede our ability to economically develop, produce, and market our walnut products effectively. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future. Furthermore, since we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2017/2018, additional capital investment will be necessary to develop and sustain our operations.

Our independent registered public accounting firm has raised about over our ability to continue as a going concern.

The independent registered public accounting firm’s report accompanying our June 30, 2017 and 2016 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred operating and net losses as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. If we are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on loans from shareholders to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2017. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended June 30, 2017 and June 30, 2016 that expressed substantial doubt regarding our ability to continue as a going concern.

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

For fiscal year ended June 30, 2017, we did not adequately implement certain internal controls and for the interim periods of September 30, 2016, December 31, 2016 and March 31, 2017. Although we intend to take steps to correct our identified material weaknesses in our internal controls, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we believe we will be able to correct any material weaknesses in our internal controls in the future. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

OTC Bulletin Board (1) (2)

	High	Low
FISCAL YEAR ENDED JUNE 30, 2016:
Fourth Quarter Ended June 30, 2016	$3.00	$3.00
Third Quarter Ended March 31, 2016	$3.00	$3.00
Second Quarter Ended December 31, 2015	$2.47	$2.47
First Quarter Ended September 30, 2015	$3.01	$3.01

FISCAL YEAR ENDED JUNE 30, 2017:
Fourth Quarter Ended June 30, 2017	$2.50	$2.50
Third Quarter Ended March 31, 2017	$3.51	$3.51
Second Quarter Ended December 31, 2016	$3.30	$3.37
First Quarter Ended September 30, 2016	$3.00	$3.00

__________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of June 30, 2017, there were approximately 90 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2017, there were 260,983 shares of our common stock issued. We have not reserved any shares for issuance upon exercise of common stock purchase warrants or stock options.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2017 and to current date, we did not issue any shares of unregistered common stock.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended June 30, 2017 and 2016 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

In accordance with the terms and provisions of the Stock Purchase Agreement, there was a change in control of the Company.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2017 AND JUNE 30, 2016

The following discussions are based on our financial statements. These charts and discussions summarize our financial statements for fiscal years ended June 30, 2017 and 2016 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS

	Years ended June 30
	2017	2016
Total operating expenses	36,145	47,288
Loss from operations	(36,145)	(47,288)
Total other income (expense)	-0-	-0-
Net loss	(36,145)	(47,288)
Net loss per share	$(0.00)	$(0.00)

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016.

Our net loss for fiscal year ended June 30, 2017 was ($36,145) compared to a net loss of ($47,288) during fiscal year ended June 30, 2016 (a decrease in net loss of $11,143). During fiscal years ended June 30, 2017 and 2016, we did not generate any revenues.

During fiscal year ended June 30, 2017, we incurred operating expenses of $36,145 compared to $47,288 incurred during fiscal year ended June 30, 2016 (a decrease of $11,143). These operating expenses incurred during fiscal year ended June 30, 2017 consisted of: (i) management fees of $18,000 (2016: $18,000); (ii) professional fees of $17,011 (2016: $23,300); and (iii) general and administrative of $1,134 (2016: $23,300). Operating expenses incurred during fiscal year ended June 30, 2017 compared to fiscal year ended June 30, 2016 decreased primarily due to the decrease in professional fees of $6,289 and general and administrative of fees $4,854.

Management fees consisted of consulting and professional services provided to us by our sole executive officer and member of the Board of Directors, Parsh Patel. In accordance with the terms and provisions of that certain consulting agreement dated May 1, 2014, we pay Mr. Patel management fees of $1,500 monthly for aggregate annual fee of $18,000. See “Item 11. Executive Compensation.

Our loss from operations during fiscal year ended June 30, 2017 was ($36,145) compared to a loss from operations during fiscal year ended June 30, 2016 of ($47,288) decreased based upon the factors described above pertaining to professional fees and general and administrative fees.

During fiscal years ended June 30, 2017 and June 30, 2016, we did not record any other income or expenses.

Therefore, net loss during fiscal year ended June 30, 2017 was ($36,145) compared to a net loss of ($47,288) during fiscal year ended June 30, 2016. The weighted average number of shares outstanding was 260,983 for both fiscal years ended June 30, 2017 and June 30, 2016.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended June 30, 2017

As of June 30, 2017, our current assets were $2,263 and our current liabilities were $172,947, which resulted in a working capital deficit of $170.684. As of June 30, 2017, our total assets were $2,263 consisting of cash.

As of June 30, 2017, our total liabilities were $172,947 comprised of: (i) $10,000 in accrued expenses; and (ii) $162,947 in amounts due to related parties.

Stockholders’ deficit increased from ($134,539) for fiscal year ended June 30, 2016 to ($170,684) for fiscal year ended June 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2017, net cash flows used in operating activities was $35,900 compared to $34,533 for fiscal year ended June 30, 2016. For fiscal year ended June 30, 2017, net cash flows used in operating activities consisted primarily of a net loss of ($36,145), which was partially adjusted by $245 in accrued expenses. For fiscal year ended June 30, 2016, net cash flows used in operating activities consisted primarily of a net loss of ($47,288), which was partially adjusted by $30,000 in contribution to additional paid in capital and further changed by $9,755 in accrued expenses.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2017 and June 30, 2016, net cash flows used in investing activities was $-0-

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2017 and June 30, 2016, net cash flows provided from financing activities was $36,185 and $36,511, respectively, in proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $36,145 at fiscal year ended June 30, 2017 and $47,288 at fiscal year ended June 30, 2016. Management intends to finance our 2017/2018 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting personnel. If we cannot obtain financing to fund our operations in 2017/2018, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If we cannot obtain financing or generate sufficient revenue to fund our operations in 2017/2018, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph June 30, 2017, in their reports on the accompanying financial statements for June 30, 2016 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

MATERIAL COMMITMENTS

One of our directors, Zhouping Jiao, has advanced funds to us for working capital purposes to fund our expenses. The advances are due on demand and non-interest bearing. As of June 30, 2017 and June 30, 2016, the outstanding amounts due were $162,947 and $126,762, respectively.

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

RECENT CRITICAL ACCOUNTING POLICIES

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

JUNE 30, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baying Ecological Holding Group, Inc.:

We have audited the accompanying balance sheets of Baying Ecological Holding Group, Inc. ("the Company") as of June 30, 2017 and 2016 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Baying Ecological Holding Group, Inc., as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

Lakewood, CO

October 12, 2017

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS

	June 30,	June 30,
	2017	2016

Assets
Current Assets
Cash	$2,263	$1,978
Total Assets	2,263	1,978

Liabilities
Current Liabilities
Accrued expenses	10,000	9,755
Due to related parties	162,947	126,762
Total Current Liabilities	172,947	136,517
Total Liabilities	172,947	136,517

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of June 30, 2017 and June 30, 2016	261	261
Additional paid-in capital	1,009,713	1,009,713
Deficit accumulated during development stage	(1,180,658)	(1,144,513)
Total Stockholders' Deficit	(170,684)	(134,539)
Total Liabilities and Stockholders' Deficit	$2,263	$1,978

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,	June 30,
	2017	2016
Revenues	$-	$-

Operating Expenses
Professional fees	17,011	23,300
Management fees	18,000	18,000
General and administrative expenses	1,134	5,988
Total Operating Expenses	36,145	47,288

Loss from operations	(36,145)	(47,288)

Other Income (Expenses)
Other Income (Expenses)	-	-
Total Other Income (Expenses)	-	-

Net Loss before Income Taxes	(36,145)	(47,288)

Income Tax Benefit	-	-

Net Loss	$(36,145)	$(47,288)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, June 30, 2013	160,950	$161	$748,730	$(758,376)	$(9,485)
Shares issued for services	100,033	100	249,983		250,083
Contributed services			8,000		8,000
Net loss				(276,296)	(276,296)
Balance, June 30, 2014	260,983	$261	$1,006,713	$(1,034,672)	$(27,698)
Net loss				(62,553)	(62,553)
Balance, June 30, 2015	260,983	$261	$1,006,713	$(1,097,225)	$(90,251)
Contribution to paid-in capital			3,000		3,000
Net loss				(47,288)	(47,288)
Balance, June 30, 2016	260,983	$261	$1,009,713	$(1,144,513)	$(134,539)
Net loss				(36,145)	(36,145)
Balance, June 30, 2017	260,983	$261	$1,009,713	$(1,180,658)	$(170,684)

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(36,145)	$(47,288)
Adjustment to reconcile net loss from operations:
Contribution to additional paid-in capital	-	3,000
Changes in Operating Assets and Liabilities
Accrued expenses	245	9,755
Net Cash Used in Operating Activities	(35,900)	(34,533)

Cash Flows from Financing Activities
Proceeds from related parties	36,185	36,511
Net Cash Provided by Financing Activities	36,185	36,511

Net Increase (Decrease) in Cash	285	1,978
Cash at Beginning of Period	1,978	-
Cash at End of Period	2,263	$1,978

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

June 30, 2017

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2017 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value as of June 30, 2017 and June 30, 2016, due to the short-term nature of these instruments.

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

NOTE 4 – RELATED PARTY TRANSACTION

Mr. Zhouping Jiao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $162,947 and $126,762 as of June 30, 2017 and 2016.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $18,000 and $18,000 for the years ended June 30, 2017 and 2016, respectively.

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

Net deferred tax assets consist of the following:

	June 30,	June 30,
	2017	2016
NOL carryover	$139,586	$134,021
Less: Valuation allowance	(139,586)	(134,021)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	June 30,	June 30,
	2017	2016
Federal income tax rate	15%	15%
Less: Valuation allowance	(15)%	(15)%
Effective income tax rate	-%	-%

At June 30, 2017, the Company had net operating loss carry forwards of approximately $930,575 that may be offset against future taxable income to the year 2027. No tax benefit has been reported for the period ended June 30, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of BF Borgers CPA PC

Effective August 11, 2015, we engaged BF Borgers PC (“BF Borgers”) as our principal independent registered public accounting firm, which included audit of the financial statements for fiscal year ended June 30, 2017 and 2016. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The report of BF Borgers on our financial statements for fiscal year ended June 30, 2017 did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our last fiscal year ended June 30, 2017, there were no disagreements between us and BF Borgers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to make reference thereto in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2017, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves educating our management, our accounting staff, and the administrative staff as to the elements of a completed sale. We will also be establishing an audit committee.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2017. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2017/2018 to remedy such deficiencies.

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

The following table includes the names and positions held of our executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE
Parsh Patel	64	President/Chief Executive Officer, Treasurer/Chief Financial Officer and Director	2014
Zhouping Jiao	54	Chairman of the Board of Directors	2015
Yuehong Yan	36	Secretary	2015

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year ended June 30, 2017, appear to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Parsh Patel (1)	2017	$18,000	-0-	-0-	-0-	-0-	-0-	-0-	18,000

(Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer and Director)	2016	$18,000	-0-	-0-	-0-	-0-	-0-	-0-	18,000

____________

(1)	During fiscal years ended June 30, 2017 and June 30, 2016, no cash remuneration was paid to Mr. Patel. Therefore, the amounts of $18,000 for fiscal years ended June 30, 2017 and June 30, 2016 have accrued and remain due and owing.

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

DIRECTORS COMPENSATION

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2017 and June 30, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of September 27, 2017 regarding the beneficial ownership of our common stock: (a) each stockholder who holds over 5% of total issued and outstanding common stock; (b) our chief executive officer; and (c) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 260,983 shares of common stock outstanding as of September 27, 2017.

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

________

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2017	2016

Audit fees	$10,000	10,000
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 12, 2017.

BAYING ECOLOGICAL HOLDING GROUP INC.

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

Name	Title	Date

/s/ Parsh Patel
Parsh Patel	Director, Chief Executive Officer and	October 12, 2017

/s/ Zhouping Jiao
	Director	October 12, 2017

/s/ Yuehong Yan
	Secretary	October 12, 2017

