Form 10-Q
period 2017-12-31
Baying Ecological Holding Group Inc.
filed 2018-02-01
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2017

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

(310) 887-6391

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2018
Common Stock, $.001 par value per share	260,983

BAYING ECOLOGICAL HOLDING GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2017

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

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)
Assets
Current Assets
Cash	$5,568	$2,263
Total Assets	5,568	2,263

Liabilities
Current Liabilities
Accrued expenses	4,500	10,000
Due to related parties	191,210	162,947
Total Current Liabilities	195,710	172,947
Total Liabilities	195,710	172,947

Commitment & contingencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of December 31, 2017 and June 30, 2017	261	261
Additional paid-in capital	1,009,713	1,009,713
Deficit accumulated during development stage	(1,200,116)	(1,180,658)
Total Stockholders' Deficit	(190,142)	(170,684)
Total Liabilities and Stockholders' Deficit	$5,568	$2,263

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC

STATEMENTS OF OPERATIONS

Unaudited

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	6,790	2,500	10,290	5,200
Management fees	4,500	4,500	9,000	9,000
General and administrative expenses	136	46	168	141
Total Operating Expenses	11,426	7,046	19,458	14,341

Loss from operations	(11,426)	(7,046)	(19,458)	(14,341)

Other Income (Expenses)
Other Income (Expenses)	-	-	-	-
Total Other Income (Expenses)	-	-	-	-

Net Loss before Income Taxes	(11,426)	(7,046)	(19,458)	(14,341)

Income Tax Benefit	-	-	-	-

Net Loss	$(11,426)	$(7,046)	$(19,458)	$(14,341)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983	260,983	260,983

 See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC

STATEMENTS OF CASH FLOWS

Unaudited

	For the Six Months Ended
	December 31,	December 31,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(19,458)	$(14,341)
Adjustment to reconcile nt loss from operations:
Contribution to additional paid-in capital	-	-
Changes in Operating Assets and Liabilities
Accrued expenses	(5,500)	(6,755)
Net Cash Used in Operating Activities	(24,958)	(21,096)

Cash Flows from Financing Activities
Proceeds from related parties	28,263	19,885
Net Cash Provided by Financing Activities	28,263	19,885

Net Increase (Decrease) in Cash	3,305	(1,211)
Cash at Beginning of Period	2,263	1,978
Cash at End of Period	$5,568	$767

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

December 31, 2017

Unaudited

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2017 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Interim Financial Information

The accompanying condensed balance sheet as of December 31, 2017 which has been derived from the Company's audited financial statements as of that date, and the unaudited financial information of the Company as of December 31, 2017 and for the period ended December 31, 2017, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 filed on October 12, 2017.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2017 and June 30, 2017, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The new standard applies to issuers of financial instruments with down-round features. A down-round provision is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. The ASU amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. For the Company, this ASU is effective January 1, 2019, with early adoption permitted. Because the Company has not issued financial instruments with down-round features, the Company does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The ASU amends existing guidance to simplify the application of hedge accounting in certain situations and allow companies to better align their hedge accounting with their risk management activities. Existing standards contain certain requirements for an instrument to qualify for hedge accounting relative to initial and ongoing assessments of hedge effectiveness. While an initial quantitative test to establish the hedge relationship is highly effective would still be required, the new ASU permits subsequent qualitative assessments for certain hedges instead of a quantitative test and expands the timeline for performing the initial quantitative assessment. The ASU also simplifies related accounting by eliminating the requirement to separately measure and report hedge ineffectiveness. Instead, for qualifying cash flow and net investment hedges, the entire change in fair value (including the amount attributable to ineffectiveness) will be recorded within other comprehensive income and reclassified to earnings in the same income statement line that is used to present the earnings effect of the hedged item when the hedged item affects earnings. For fair value hedges, generally, the entire change in fair value of the hedging instrument would also be presented in the same income statement line as the hedged item. The new standard also simplifies the accounting for fair value hedges of interest rate risks and expands an entity’s ability to hedge nonfinancial and financial risk components. In addition, the guidance also eases certain documentation requirements, modifies the accounting for components excluded from the assessment of hedge effectiveness, and requires additional tabular disclosures of derivative and hedge-related information. For the Company, this ASU is effective January 1, 2019, with a modified retrospective transition resulting in a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the adoption date. Early adoption is permitted. Because the Company does not have any hedging activities, the Company does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 4 – RELATED PARTY TRANSACTION

Mr. JinHai Tao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $191,210 and $162,947 as of December 31, 2017 and June 30, 2017.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $9,000 and $9,000 for the six months ended December 31, 2017 and 2016, respectively.

NOTE 5 – STOCKHOLDERS' DEFICIT

The Company authorized 75,000,000 common shares with a par value of $0.001.

On October 2015, Mr. Parsh Patel, CEO of the Company has advanced $3,000 as working capital to pay expenses of the Company that was contributed as additional paid-in capital of the Company.

NOTE 6 – INCOME TAXES

Deferred taxes are provided on liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary different amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following:

	December 31,	June 30,
	2017	2017

NOL carryover	$(142,505)	$(139,586)
Less: Valuation allowance	142,505	139,586
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31,	June 30,
	2017	2017

Federal income tax rate	15%	15%
Less: Valuation allowance	-15%	-15%
Effective income tax rate	0%	0%

At December 31, 2017, the Company had net operating loss carry forwards of approximately $950,033 that may be offset against future taxable income to the year 2027. No tax benefit has been reported for the period ended September 30, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this report, unless the context requires otherwise, references to the “Company”, “Baying Ecological”, “we”, “us” and “our” are to Baying Ecological Holding Group, Inc.

CORPORATE HISTORY

We were incorporated pursuant to the laws of the State of Nevada on April 11, 2005 under the name Toro Ventures Inc. We were initially in the fast food services industry. In accordance with the terms and provisions of that certain stock purchase agreement dated December 31, 2013 (the “Stock Purchase Agreement”) between Joe Arcaro, seller of control block of restricted shares of common stock of the Company and our sole officer and director (“Arcaro”) and The World Financial Holdings Group Co., Ltd., purchaser of the control block of shares of (“World Financial”), there was a change in our control. Arcarco tendered his resignation as the sole member of the Board of Directors and our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer effective February 7, 2014. Effective February 7, 2014, the Board of Directors simultaneously appointed (i) Zhouping Jiao as the sole member of the Board of Directors and as the President/Chief Executive Officer and Treasurer/Chief Financial Officer of the Company; and (ii) Yuehong Yan as our Secretary. In light of the upcoming new business operations, effective May 1, 2014, Zhouping Jiao resigned as the sole member of the Board of Directors and as our President/Chief Executive Officer, Treasurer/Chief Financial Officer and Yuehong Yan resigned as our Secretary. Simultaneously, the Board of Directors effective May 1, 2014 appointed Parsh Patel as the sole member of the Board of Directors and as our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer.

Effective January 9, 2014, our Board of Directors and the majority shareholders approved an amendment to the articles of incorporation to change our name from “Toro Ventures Inc.” to “Baying Ecological Holding Group Inc.” (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Nevada on January 23, 2014 changing our name to “Baying Ecological Holding Group Inc.” (the “Name Change”). The Name Change was effected to better reflect our future business operations.

OUR BUSINESS

Management believes that agriculture is one of the fastest growing investment areas of the 21st century and is posturing the Company to embark on building an industry leading presence as one of China’s walnut conglomerates. Based on management’s research, management further believes that in order to capitalize on the growth potential of the walnut market, we will need to revolutionize the industry by building a large scale, all-inclusive, standardized industrial chain. Management intends to achieve this goal by fully utilizing a strong technical force and cultural awareness and heritage to build a strong marketing plan and achieve peak brand operational capability.

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

SUMMARY COMPARISON OF OPERATING RESULTS

	Six Month Period ended December 31,
	2017	2016
Operating Expenses	$19,458	$14,341
Other	-0-	-0-
Net Income (Loss)	(19,458)	(14,341)
Net Income (Loss) Per Share	(0.0)	(0.0)

Six Month Period Ended December 31, 2017 Compared to Six Month Period Ended December 31, 2016.

Our net loss for the six month period ended December 31, 2017 was ($19,458) compared to a net loss of ($14,341) during the six month period ended December 31, 2016 (an increase of $5,117). We did not generate any revenues during the six month periods ended December 31, 2017 or December 31, 2016, respectively.

During the six month period ended December 31, 2017, we incurred operating expenses of $19,458 (2016: $14,341). These operating expenses incurred during the six month period ended December 31, 2017 consisted of: (i) management fees of $9,000 (2016: $9,000); (ii) professional fees of $10,290 (2016: $5,200); and (iii) general and administrative expenses of $168 (2016: $141).

Thus, our operating loss during the six month period ended December 31, 2017 was $19,458 compared to $14,341 during the six month period ended December 31, 2016.

During the six month periods ended December 31, 2017 and December 31, 2016, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($19,458) or ($0.00) for the six month period ended December 31, 2017 compared to a net loss of ($14,341) or ($0.00) during the six month period ended December 31, 2016. The weighted average number of shares outstanding was 260,983 for the six month periods ended December 31, 2017 and December 31, 2016, respectively.

	Three Month Period ended December 31,
	2017	2016
Operating Expenses	$11,426	$7,046
Other	-0-	-0-
Net Income (Loss)	(11,426)	(7,046)
Net Income (Loss) Per Share	(0.0)	(0.0)

Three Month Period Ended December 31, 2017 Compared to Three Month Period Ended December 31, 2016.

Our net loss for the three-month period ended December 31, 2017 was ($11,426) compared to a net loss of ($7,046) during the three-month period ended December 31, 2016 (an increase of $4,380). We did not generate any revenues during the three-month periods ended December 31, 2017 or December 31, 2016, respectively.

During the three-month period ended December 31, 2017, we incurred operating expenses of $11,426 (2016: $7,046). These operating expenses incurred during the three-month period ended December 31, 2017 consisted of: (i) management fees of $4,500 (2016: $4,500); (ii) professional fees of $6,790 (2016: $2,500); and (iii) general and administrative expenses of $136 (2016: $46).

Thus, our operating loss during the three-month period ended December 31, 2017 was $11,426 compared to $7,046 during the three-month period ended December 31, 2016.

During the three-month periods ended December 31, 2017 and December 31, 2016, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($11,426) or ($0.00) for the three-month period ended December 31, 2017 compared to a net loss of ($7,046) or ($0.00) during the three-month period ended December 31, 2016. The weighted average number of shares outstanding was 260,983 for the three-month periods ended December 31, 2017 and December 31, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2017

As at the six-month period ended December 31, 2017, our current assets were $5,568 and our current liabilities were $195,710, which resulted in a working capital deficit of $190,142. As at fiscal year ended June 30, 2017, our current assets were $2,263 and our current liabilities were $172,947. The increase in current liabilities of $22,763 was primarily due to the increase in amounts due to related parties of $28,263. Mr. Zhouping Jiao, one of our directors, has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $191,210 and $162,947 as of December 31, 2017 and June 30, 2017, respectively.

Mr. Parsh Patel, one of our directors and sole executive officer, provides various consulting and professional services to us for which he is compensated. The management fees were $4,500 and $4,500 for the six months ended September 30, 2017 and 2016, respectively.

Stockholders’ deficit increased from ($170,684) for fiscal year ended June 30, 2017 to ($190,142) for the six month period ended December 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2017, net cash flows used in operating activities was $24,958 (2016: $21,096). During the six-month period ended December 31, 2017, net cash flows used in operating activities consisted primarily of a net loss of ($19,458) (2016: ($14,341)), which was changed by $5,500 (2016: $6,755) in accrued expenses.

Cash Flows from Investing Activities

For the six-month periods ended December 31, 2017 and December 31, 2016, respectively, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We intend to finance our operations primarily from debt or the issuance of equity instruments. For the six-month period ended December 31, 2017, net cash flows provided from financing activities was $28,263 (2016: $19,885) consisting of proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $19,458 at the six-month period ended December 31, 2017. Management intends to finance our 2018 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting personnel. If we cannot obtain financing to fund our operations in 2018, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If we cannot obtain financing or generate sufficient revenue to fund our operations in 2018, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The reviewed financial statements contained in this Quarterly Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for December 31, 2017 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

Mr. JinHai Tao, one of our directors, has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $191,210 and $162,947 as of December 31, 2017 and June 30, 2017, respectively.

Mr. Parsh Patel, one of our directors and sole executive officer, provides various consulting and professional services to us for which he is compensated. The management fees were $9,000 and $9,000 for the six months ended December 31, 2017 and 2016, respectively. These fees remain unpaid and have accrued.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases which significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020, and the Company is currently assessing the impact this standard will have on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation – Stock Compensation,” which identifies areas for simplification involving several aspects of accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted subject to certain requirements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2017, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter ended December 31, 2017. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our second quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2018 to remedy such deficiencies.

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

BAYING ECOLOGICAL HOLDING GROUP INC.

Date: February 1, 2018	By:	/s/ Parsh Patel
Parsh Patel
President/Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

