Form 10-Q
period 2018-03-31
Baying Ecological Holding Group Inc.
filed 2018-05-21
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 21, 2018
Common Stock, $.001 par value per share	260,983

BAYING ECOLOGICAL HOLDING GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

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

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash	$-	$2,263
Total Assets	-	2,263

Liabilities
Current Liabilities
Accrued expenses	5,200	10,000
Due to related parties	195,709	162,947
Total Current Liabilities	200,909	172,947
Total Liabilities	200,909	172,947

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of March 31, 2018 and June 30, 2017	261	261
Additional paid-in capital	1,009,713	1,009,713
Deficit accumulated during development stage	(1,210,883)	(1,180,658)
Total Stockholders' Deficit	(200,909)	(170,684)
Total Liabilities and Stockholders' Deficit	$-	$2,263

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	6,177	4,811	16,467	10,011
Management fees	4,500	4,500	13,500	13,500
General and administrative expenses	90	993	258	1,134
Total Operating Expenses	10,767	10,304	30,225	24,645

Loss from operations	(10,767)	(10,304)	(30,225)	(24,645)

Other Income (Expenses)
Other Income (Expenses)	-	-	-	-
Total Other Income (Expenses)	-	-	-	-

Net Loss before Income Taxes	(10,767)	(10,304)	(30,225)	(24,645)

Income Tax Benefit	-	-	-	-

Net Loss	$(10,767)	$(10,304)	$(30,225)	$(24,645)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(30,225)	$(24,645)
Adjustment to reconcile net loss from operations:
Contribution to additional paid-in capital	-	-
Changes in Operating Assets and Liabilities
Accrued expenses	(4,800)	(6,755)
Net Cash Used in Operating Activities	(35,025)	(31,400)

Cash Flows from Financing Activities
Proceeds from related parties	32,762	31,685
Net Cash Provided by Financing Activities	32,762	31,685

Net Increase (Decrease) in Cash	(2,263)	285
Cash at Beginning of Period	2,263	1,978
Cash at End of Period	$-	$2,263

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

March 31, 2018

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Interim Financial Information

The accompanying condensed balance sheet as of March 31, 2018 which has been derived from the Company's audited financial statements as of that date, and the unaudited financial information of the Company as of March 31, 2018 and for the period ended March 31, 2018, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 filed on October 12, 2017.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2018 and June 30, 2017, due to the short-term nature of these instruments.

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

NOTE 4 – RELATED PARTY TRANSACTION

Mr. JinHai Tao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $195,709 and $162,947 as of March 31, 2018 and June 30, 2017.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $13,500 and $13,500 for the nine months ended March 31, 2018 and 2017, respectively.

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

Net deferred tax assets consist of the following:

	March 31,	June 30,
	2018	2017
NOL carryover	$140,244	$139,586
Less: Valuation allowance	(140,244)	(139,586)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	March 31,	June 30,
	2018	2017
Federal income tax rate	17.98%	15%
Less: Valuation allowance	(17.98)%	(15)%
Effective income tax rate	-%	-%

At March 31, 2018, the Company had net operating loss carry forwards of approximately $960,800 that may be offset against future taxable income to the year 2027. No tax benefit has been reported for the period ended March 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three and nine months periods ended March 31, 2018 and 2017 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2017.

SUMMARY COMPARISON OF OPERATING RESULTS

	Nine Month Period ended March 31,
	2018	2017
Operating Expenses	$30,225	$24,645
Other	-0-	-0-
Net Income (Loss)	(30,225)	(24,645)
Net Income (Loss) Per Share	(0.0)	(0.0)

Nine-Month Period Ended March 31, 2018 Compared to Nine-month period Ended March 31, 2017.

Our net loss for the nine-month period ended March 31, 2018 was ($30,225) compared to a net loss of ($24,645) during the nine-month period ended March 31, 2017 (an increase of $5,580). We did not generate any revenues during the nine-month period ended March 31, 2018 or March 31, 2017, respectively.

During the nine-month period ended March 31, 2018, we incurred operating expenses of $30,225 (2017: $24,645). These operating expenses incurred during the nine-month period ended March 31, 2018 consisted of: (i) management fees of $13,500 (2017: $13,500); (ii) professional fees of $16,467 (2017: $10,011); and (iii) general and administrative expenses of $258 (2017: $1,134).

Thus, our operating loss during the nine-month period ended March 31, 2018 was $30,225 compared to $24,645 during the nine-month period ended March 31, 2017.

During the nine-month periods ended March 31, 2018 and March 31, 2017, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($30,225) or ($0.00 per share) for the nine-month period ended March 31, 2018 compared to a net loss of ($24,645) or ($0.00 per share) during the nine-month period ended March 31, 2017. The weighted average number of shares outstanding was 260,983 for the nine-month period ended March 31, 2018 and March 31, 2017, respectively.

	Three Month Period ended March 31,
	2018	2017
Operating Expenses	$10,767	$10,304
Other	-0-	-0-
Net Income (Loss)	(10,767)	(10,304)
Net Income (Loss) Per Share	(0.0)	(0.0)

Three-Month Period Ended March 31, 2018 Compared to Three-Month Period Ended March 31, 2017.

Our net loss for the three-month period ended March 31, 2018 was ($10,767) compared to a net loss of ($10,304) during the three-month period ended March 31, 2017 (an increase of $463). We did not generate any revenues during the three-month periods ended March 31, 2018 or March 31, 2017, respectively.

During the three-month period ended March 31, 2018, we incurred operating expenses of $10,767 (2017: $10,304). These operating expenses incurred during the three-month period ended March 31, 2018 consisted of: (i) management fees of $4,500 (2017: $4,500); (ii) professional fees of $6,177 (2017: $4,811); and (iii) general and administrative expenses of $90 (2017: $993).

Thus, our operating loss during the three-month period ended March 31, 2018 was $10,767 compared to $10,304 during the three-month period ended March 31, 2017.

During the three-month periods ended March 31, 2018 and March 31, 2017, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($10,767) or ($0.00 per share) for the three-month period ended March 31, 2018 compared to a net loss of ($10,304) or ($0.00 per share) during the three-month period ended March 31, 2017. The weighted average number of shares outstanding was 260,983 for the three-month period ended March 31, 2018 and March 31, 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine-month period Ended March 31, 2018

As at the nine-month period ended March 31, 2018, our current assets were $nil and our current liabilities were $200,909, which resulted in a working capital deficit of $200,909. As at fiscal year ended June 30, 2017, our current assets were $2,263 and our current liabilities were $172,947.

The increase in current liabilities of $27,962 was primarily due to the increase in amounts due to related parties of $32,762. Mr. Zhouping Jiao, one of our directors, has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $195,709 and $162,947 as of March 31, 2018 and June 30, 2017, respectively.

Mr. Parsh Patel, one of our directors and sole executive officer, provides various consulting and professional services to us for which he is compensated. The management fees were $13,500 and $13,500 for the nine-month period ended March 31, 2018 and 2017, respectively.

Stockholders’ deficit increased from ($170,684) for fiscal year ended June 30, 2017 to ($200,909) for the nine-month period ended March 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2018, net cash flows used in operating activities was $35,025 (2017: $31,400). During the nine-month period ended March 31, 2018, net cash flows used in operating activities consisted primarily of a net loss of ($30,225) (2017: ($24,645)), which was changed by $4,800 (2017: $6,755) in accrued expenses.

Cash Flows from Investing Activities

For the nine-month periods ended March 31, 2018 and March 31, 2017, respectively, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We intend to finance our operations primarily from debt or the issuance of equity instruments. For the nine-month period ended March 31, 2018, net cash flows provided from financing activities was $32,762 (2017: $31,685) consisting of proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $30,225 at the nine-month period ended March 31, 2018. Management intends to finance our 2018 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

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

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for March 31, 2018 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

Mr. JinHai Tao, one of our directors, has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $195,709 and $162,947 as of March 31, 2018 and June 30, 2017, respectively.

Mr. Parsh Patel, one of our directors and sole executive officer, provides various consulting and professional services to us for which he is compensated. The management fees were $13,500 and $13,500 for the none months ended March 31, 2018 and 2017, respectively. These fees remain unpaid and have accrued.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liabilities, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company believe there will no impact from the adoption of this ASU on its financial statements as the Company has not generated any revenues.

In January 2017, the Financial Accounting Standard Board (“FASB”) issued guidance, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

In January 2017, the FASB issued guidance, which amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2018. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2018 to remedy such deficiencies.

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

BAYING ECOLOGICAL HOLDING GROUP INC.

Date: May 21, 2018	By:	/s/ Parsh Patel
Parsh Patel
President/Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

