Form 10-K
period 2018-06-30
Baying Ecological Holding Group Inc.
filed 2018-09-28
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the OTC Bulletin Board on December 31, 2017: $105,652

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on September 28, 2018: 260,983

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

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

Effective January 9, 2014, our Board of Directors and the majority shareholders approved an amendment to the articles of incorporation to change our name from “Toro Ventures Inc.” to “Baying Ecological Holding Group Inc.” (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Nevada on January 23, 2014 changing our name to “Baying Ecological Holding Group Inc.” (the “Name Change”). The Name Change was effected to better reflect our future business operations. We filed appropriate documents with FINRA to effect the Name Change. FINRA declared an effective date of February 7, 2014 for the Name Change. Our trading symbol changed to “BYIN”. The new cusip number for the Company is 07278X107. The Name Change was effected to better reflect our future business operations.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $43,518 for June 30, 2018 and $36,145 for June 30, 2017. In addition, we had an accumulated deficit of $1,224,176 at June 30, 2018. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new walnut product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

The uncertainty and factors described throughout this section may impede our ability to economically develop, produce, and market our walnut products effectively. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future. Furthermore, since we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in the next twelve months, additional capital investment will be necessary to develop and sustain our operations.

Our independent registered public accounting firm has raised about over our ability to continue as a going concern.

The independent registered public accounting firm’s report accompanying our June 30, 2018 and 2017 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred operating and net losses as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. If we are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on loans from shareholders to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at June 30, 2018. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended June 30, 2018 and June 30, 2017 that expressed substantial doubt regarding our ability to continue as a going concern.

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

We are dependent on the services of Parsh Patel, our Chief Executive Officer, and a member of our Board and our other members of our senior management team. There can be no assurance that Mr. Patel will continue in his present capacity for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain individuals, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

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

Our officer and director serves only part time and can become subject to conflicts of interest. Mr. Patel may devote part of his working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officer and director could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

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

For fiscal year ended June 30, 2018, we did not adequately implement certain internal controls and for the interim periods of September 30, 2017, December 31, 2017 and March 31, 2018. Although we intend to take steps to correct our identified material weaknesses in our internal controls, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we believe we will be able to correct any material weaknesses in our internal controls in the future. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months will not immediately apply to our common stock because we are designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. Because we have not advanced our business operations and have no assets, we may be considered a shell company. Thus, the reporting requirements of Rule 144(i) will apply and restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under or an applicable exemption from the registration requirements of, the Securities Act.

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

In addition, the securities market has from time to time, and to an even greater degree, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares. Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

Our common stock is considered to be “Penny Stock”.

Our common stock is considered to be a “penny stock” because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Broker-Dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been quoted on the OTC Bulletin Board under the symbol “BYIN.QB”. We previously traded under the symbol “MACO”. The following table sets forth the high and low closing price information of the Company’s common stock for the periods indicated.

OTC Bulletin Board (1) (2)

	High	Low
FISCAL YEAR ENDED JUNE 30, 2018:
Fourth Quarter Ended June 30, 2018	$3.41	$3.00
Third Quarter Ended March 31, 2018	$3.41	$3.41
Second Quarter Ended December 31, 2017	$3.41	$3.00
First Quarter Ended September 30, 2017	$3.00	$2.00

FISCAL YEAR ENDED JUNE 30, 2017:
Fourth Quarter Ended June 30, 2017	$2.50	$2.50
Third Quarter Ended March 31, 2017	$3.51	$3.51
Second Quarter Ended December 31, 2016	$3.30	$3.37
First Quarter Ended September 30, 2016	$3.00	$3.00

__________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of June 30, 2018, there were approximately 21 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2018, there were 260,983 shares of our common stock issued. We have not reserved any shares for issuance upon exercise of common stock purchase warrants or stock options.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three-month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2018 and to current date, we did not issue any shares of unregistered common stock.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended June 30, 2018 and 2017 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

In accordance with the terms and provisions of the Stock Purchase Agreement, there was a change in control of the Company.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

The following discussions are based on our financial statements. These charts and discussions summarize our financial statements for fiscal years ended June 30, 2018 and 2017 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS

	Years ended June 30
	2018	2017
Total operating expenses	43,518	36,145
Loss from operations	(43,518)	(36,145)
Total other income (expense)	-0-	-0-
Net loss	(43,518)	(36,145)
Net loss per share	$(0.00)	$(0.00)

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017

Our net loss for fiscal year ended June 30, 2018 was ($43,518) compared to a net loss of ($36,145) during fiscal year ended June 30, 2017 (a increase in net loss of $7,373). During fiscal years ended June 30, 2018 and 2017, we did not generate any revenues.

During fiscal year ended June 30, 2018, we incurred operating expenses of $43,518 compared to $36,145 incurred during fiscal year ended June 30, 2017 (a decrease of $7,373). These operating expenses incurred during fiscal year ended June 30, 2018 consisted of: (i) management fees of $18,000 (2016: $18,000); (ii) professional fees of $24,327 (2017: $17,011); and (iii) general and administrative of $1,191 (2016: $1,134). Operating expenses incurred during fiscal year ended June 30, 2018 compared to fiscal year ended June 30, 2017 increased primarily due to the increase in professional fees of $7,316 and general and administrative of fees $57.

Management fees consisted of consulting and professional services provided to us by our sole executive officer and member of the Board of Directors, Parsh Patel. In accordance with the terms and provisions of that certain consulting agreement dated May 1, 2014, we pay Mr. Patel management fees of $1,500 monthly for aggregate annual fee of $18,000. See “Item 11. Executive Compensation.

Our loss from operations during fiscal year ended June 30, 2018 was ($43,518) compared to a loss from operations during fiscal year ended June 30, 2017 of ($36,145) increased based upon the factors described above pertaining to professional fees and general and administrative fees.

During fiscal years ended June 30, 2018 and June 30, 2017, we did not record any other income or expenses.

Therefore, net loss during fiscal year ended June 30, 2018 was ($43,518) compared to a net loss of ($36,145) during fiscal year ended June 30, 2017. The weighted average number of shares outstanding was 260,983 for both fiscal years ended June 30, 2018 and June 30, 2017.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended June 30, 2018

As of June 30, 2018, our current assets were $nil and our current liabilities were $214,202, which resulted in a working capital deficit of $214,202. As of June 30, 2017, our total assets were $2,263 consisting of cash.

As of June 30, 2017, our total liabilities were $172,947 comprised of: (i) $10,000 in accrued expenses; and (ii) $162,947 in amounts due to related parties.

Stockholders’ deficit increased from ($170,684) for fiscal year ended June 30, 2017 to ($214,202) for fiscal year ended June 30, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2018, net cash flows used in operating activities consisted primarily of a net loss of ($43,518), which was changed by $1,000 in accrued expenses. For fiscal year ended June 30, 2018, net cash flows used in operating activities was $44,519 compared to $35,900 for fiscal year ended June 30, 2017. For fiscal year ended June 30, 2017, net cash flows used in operating activities consisted primarily of a net loss of ($36,145), which was partially adjusted by $245 in accrued expenses.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2018 and June 30, 2017, net cash flows used in investing activities was $-0-

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2018 and June 30, 2017, net cash flows provided from financing activities was $42,255 and $36,185, respectively, in proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $43,518 at fiscal year ended June 30, 2018 and $36,145 at fiscal year ended June 30, 2017. Management intends to finance our operations through equity or debt financing from related parties. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting personnel. If we cannot obtain financing to fund our operations, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If we cannot obtain financing or generate sufficient revenue to fund our operations, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph June 30, 2018, in their reports on the accompanying financial statements for June 30, 2018 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

MATERIAL COMMITMENTS

One of our directors, Zhouping Jiao, has advanced funds to us for working capital purposes to fund our expenses. The advances are due on demand and non-interest bearing. As of June 30, 2018 and June 30, 2017, the outstanding amounts due were $205,202 and $162,947, respectively.

Our executive officer and a director, Parsh Patel, has advanced $3,000 to us for working capital purposes to pay our expenses, which was recorded as paid-in capital.

OFF-BALANCE SHEET ARRANGEMENTS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BAYING ECOLOGICAL HOLDING GROUP INC.

FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Baying Ecological Holding Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Baying Ecological Holding Group, Inc. (the “Company”) as of June 30, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2015

Lakewood, CO

September 28, 2018

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS

	June 30,	June 30,
	2018	2017
Assets
Current Assets
Cash	$-	$2,263
Total Assets	-	2,263

Liabilities
Current Liabilities
Accrued expenses	9,000	10,000
Due to related parties	205,202	162,947
Total Current Liabilities	214,202	172,947
Total Liabilities	214,202	172,947

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of June 30, 2018 and June 30, 2017	261	261
Additional paid-in capital	1,009,713	1,009,713
Deficit accumulated during development stage	(1,224,176)	(1,180,658)
Total Stockholders' Deficit	(214,202)	(170,684)
Total Liabilities and Stockholders' Deficit	$-	$2,263

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,	June 30,
	2018	2017
Revenues	$-	$-

Operating Expenses
Professional fees	24,327	17,011
Management fees	18,000	18,000
General and administrative expenses	1,191	1,134
Total Operating Expenses	43,518	36,145

Loss from operations	(43,518)	(36,145)

Other Income (Expenses)
Other Income (Expenses)	-	-
Total Other Income (Expenses)	-	-

Net Loss before Income Taxes	(43,518)	(36,145)

Income Tax Benefit	-	-

Net Loss	$(43,518)	$(36,145)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2013	160,950	$161	$748,730	$(758,376)	$(9,485)
Shares issued for services	100,033	100	249,983		250,083
Contributed services			8,000		8,000
Net loss				(276,296)	(276,296)
Balance, June 30, 2014	260,983	$261	$1,006,713	$(1,034,672)	$(27,698)
Net loss				(62,553)	(62,553)
Balance, June 30, 2015	260,983	$261	$1,006,713	$(1,097,225)	$(90,251)
Contribution to paid-in capital			3,000		3,000
Net loss				(47,288)	(47,288)
Balance, June 30, 2016	260,983	$261	$1,009,713	$(1,144,513)	$(134,539)
Net loss				(36,145)	(36,145)
Balance, June 30, 2017	260,983	$261	$1,009,713	$(1,180,658)	$(170,684)
Net loss				(43,518)	(43,518)
Balance, June 30, 2018	260,983	$261	$1,009,713	$(1,224,176)	$(214,202)

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(43,518)	$(36,145)
Adjustment to reconcile net loss from operations:
Contribution to additional paid-in capital	-	-
Changes in Operating Assets and Liabilities
Accrued expenses	(1,000)	245
Net Cash Used in Operating Activities	(44,518)	(35,900)

Cash Flows from Financing Activities
Proceeds from related parties	42,255	36,185
Net Cash Provided by Financing Activities	42,255	36,185

Net Increase (Decrease) in Cash	(2,263)	285
Cash at Beginning of Period	2,263	1,978
Cash at End of Period	$-	$2,263

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

June 30, 2018

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

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

The Company’s financial instruments consist of accounts payable. The carrying amount of the Company’s financial instruments approximates their fair value, due to the short-term nature of these instruments.

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

NOTE 4 – RELATED PARTY TRANSACTION

Mr. ZhouPing Jiao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $205,202 and $162,947 as of June 30, 2018 and June 30, 2017.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $18,000 and $18,000 for the years ended June 30, 2018 and 2016, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

Net deferred tax assets consist of the following:

	June 30,	June 30,
	2018	2017
NOL carryover	$137,452	$139,586
Less: Valuation allowance	(137,452)	(139,586)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	June 30,	June 30,
	2018	2017
Federal income tax rate	21%	15%
Less: Valuation allowance	(21)%	(15)%
Effective income tax rate	-%	-%

At June 30, 2018, the Company had net operating loss carry forwards of approximately $974,093 that may be offset against future taxable income. No tax benefit has been reported for the period ended June 30, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of BF Borgers CPA PC

Effective August 11, 2015, we engaged BF Borgers PC (“BF Borgers”) as our principal independent registered public accounting firm, which included audit of the financial statements for fiscal year ended June 30, 2018 and 2017. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The report of BF Borgers on our financial statements for fiscal year ended June 30, 2018 did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our last fiscal year ended June 30, 2018, there were no disagreements between us and BF Borgers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to make reference thereto in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2018, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves educating our management, our accounting staff, and the administrative staff as to the elements of a completed sale. We will also be establishing an audit committee.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2018. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps to remedy such deficiencies.

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

The following table includes the names and positions held of our executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE
Parsh Patel	65	President/Chief Executive Officer, Treasurer/Chief Financial Officer and Director	2014
Zhouping Jiao	55	Chairman of the Board of Directors	2015
Yuehong Yan	37	Secretary	2015

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

From January 2007 through October 2010, Mr. Parsh was employed at Android Industries as a key member of the senior technical staff and project manager in innovations group. Mr. Parsh’s responsibilities included but not limited to: (i) ensuring quality systems performed optimally; (ii) developing prototype of solutions for manufacturing systems upgrades; (iii) engineering systems implementing RF ID products for in-hose use – a turn-key scale systems development life cycle implementation; (iv) engineering systems implementing automated machine visions systems for guidance, QC and error proofing; (v) developing concepts for and feasibility studies for lights out factories; (vi) presenting plans to senior management for consolidation of technology islands; (vii) project management in Spain, Mexico and North America; (ix) project management for various manufacturing, operational and financial applications; and (x) participated in development light AGV system.

From February 2002 through November 2005, Mr. Parsh was employed with Spherion where he worked as a web analyst to DashboardAnywhere (DA) support team. His duties involved assisting internal users to interface to DA, which included design, coding, testing in multiple platforms and eventual migration to production. Other assignments included enhancing search feature of DA, interfacing to external websites fro DA, securing access to external servers for surveys, promotions and other business sites. DA, virtual service Workbench application is designed to be a single source of information about HR at DCX. Mr. Parsh’s responsibilities also included researching migration from 3.5 to 4 for Web Sphere, migration of iPlanet to WPS, SiteMinder integration into to DA, generation of demographics information to increase DA usage among group types. He also addressed real-time replication of critical/private data using MQSeries and performance monitoring with OVIS. Mr. Parsh has an exemplary knowledge of LDAP at DCX and customized search facility where he worked with UNIX command set to maintain web and application servers. Tools: Java 2.0, EJB 1.1, JSP 1.0, Servlets 2.1, JDBC 2.0, XML 1.0, XSL, IBM Web Sphere, Visual Age, DB2, some WPS, UDB, Web Sphere Application Developer.

From 1995 through 2002, Mr. Parsh was employed with Knowgen Systems Inc./Phoenix Group Inc. as its chief technology officer. Mr. Parsh’s worked over seven years with systems and products for web services, e-commerce initiatives, and application development tools and wireless applications. His responsibilities included supervising engineering management and heading up a team of 25 developers, product quality control, and engineering training and budgeting. Mr. Parsh’s specific developments included the following: (i) JODE (Java Object Deployment Environment ) – a rapid application development tool for developing small applications using Java components, a true drag and drop programming for GUI, database access, transport mechanism (TCP/IP), data analysis, reporting and visualization, and a full scale web based software development project utilizing granular implementation with SDLC methodology; (ii) KnowPad – development and deployment of logistics support systems utilizing Global Positioning Systems and GSM/SMS communications, which encompassed writing Java based SMS server for mobile devices and desktops; (iii) Silkworm – development of data aggregation tool for mining data from web sites for placement services, which was developed using socket programming in Java and use javax.net, java.io and SQL server; and (iv) asset tracking system – complete design and development of asset tracking utilizing IBM’s WebSphere Application Server, DB2 database and Linux operating systems, which was a distributed system with n-tier architecture.

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

From 1988 through 1993, Mr. Parsh was employed with Phoenix Software Development Co. as an engineering/business manager. Mr. Parsh was responsible for heading up a team of 70 designers, developers, programmers, testers and administration. Product development included design and commissioning of automation systems for automotive, pharmaceutical, oil and gas monitoring systems. Automotive systems included paint shops, welding shops, material handling and inventory systems. Mr. Parsh was also involved with integrated programmable logic controllers and various plant floor communications systems. He designed and built voice-recognition systems for traversing menu systems for inspection of incoming parts for defects and producing a manifest for resolution. He also designed and built high-speed vision inspections systems for life sciences to include human and animal health care medicine and food products. Mr. Parsh developed products for Allen Bradly PLC3’s for high speed communications and automatic fail over of control systems.

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

Mr. Parsh’s skills include the following operating systems: NT Workstation and Server, Windows 9x, MS-DOS, Solaris, Unix, Linux, Palm-OS. His skills further include the following languages: Java, Visual Basic, C, C++, FORTRAN, Lisp. He has worked with the following databases: SQL Server, Microsoft Access. Middleware technologies include: JSP, Servlets, SOAP, XMP, CORBA, RMI-IIOP, RPC, WebSphere Application Server. And, frameworks and tools include IBM VisualAge for Java, Microsoft Visual J++, Sun JDK 1.3, Visual Basic, Visual SourceSafe, Internet Explorer, MS Office Professional.

Mr. Parsh earned a B.S. in Chemistry and Mathematics at Grand Valley State University in 1975. He also holds the patent for high speed image processing (U.S. Patent No. 1,307,346).

Zhouping Jiao. During the past twenty years, Mr. Zhouping has been involved in the clothing industry and the agricultural industry. From 2012 to current date, Mr. Zhouping has been employed as the chief supervisor of Shaanxi Biying Ecological Industrial Development Co., Ltd., where he regularly convenes and presides over the meetings of board of supervisory, inspects the implementation of resolutions, rules and regulations of the company, and gives feedback to the Board of Directors. Mr. Zhouping is also instrumental regarding issues related to senior management personnel, supervises the daily work of departments and makes suggestions to senior management. From approximately 2008 to 2012, Mr. Zhouping was the chief executive officer of Shaanxi Haishi High-Tech Products Sales Co., Ltd., where he was involved in important decision making regarding the company’s operations, vuilt the corporate culture, increased group cohesion and core competitiveness. He was also responsible for selecting products, storing and sales plan and marketing. Mr. Zhouping led the sales team to develop new clients and complete monthly and annual sales milestones and goals.

From approximately 2004 to 2008, Mr. Zhouping was the vice director in Shaanzi Haishi Venture Capital Co. Ltd., where he was involved in important decision-making regarding the company’s operations, provided reforming solutions for operations and management, developed effective operational programs, built the company website. Mr. Zhouping was also responsible for corporate security management. From approximately 1999 to 2004, Mr. Zhouping was the sales manager in a clothing factory where he implemented company policies, completed monthly, quarterly and annual sales targets, organized staffs for training. Mr. Zhouping was also responsible for service work after sales and supervised the quality of sales dealers. From approximately 1993 to 1999, Mr. Zhouping was a salesman in a clothing factory where he was responsible for developing the sales market, implement sales plans according to the market situation and identify and maintain relationships with clients.

Mr. Zhouping earned a Bachelor Degree in Business Administration in 1990 from Xi’an Jiao Tong University.

Yuehong Yan. During the past ten years, Ms. Yuehong has been involved in the administrative and managerial capacities. From June 2012 to current date, Ms. Yuehong has been the assistant to the president of Shaanxi Biying Ecological Industrial Development Co., Ltd., where she is involved in assisting the president’s daily administration and management transactions, provides a comprehensive understanding of company operations and operating environment and is responsible to major businesses and public relations activities on behalf of the president. From approximately 2009 to 2012, Ms. Yuehong was an assistant to the president in Shaanxi Haishi High-Tech Products Co. Ltd, where she was involved in important business decision making regarding the company’s operations, assisted the president in dailt administration and management transactions, mastered a comprehensive understanding of operational environment and was responsible for major business and public relations activities. From approximately 2005 to 2009, Ms. Yuehong was the assistant to the president in Shaanxi Haishi Venture Capital Co., Ltd., where she assisted the president’s daily administration and management transactions and was involved in important decision-making of the company’s operations.

Ms. Yuehong earned a Bachelor Degree in 2004 from Xi’an International University.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year ended June 30, 2018, appear to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Parsh Patel (1)	2018	$18,000	-0-	-0-	-0-	-0-	-0-	-0-	18,000

(Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer and Director)	2017	$18,000	-0-	-0-	-0-	-0-	-0-	-0-	18,000

____________

(1)

During fiscal years ended June 30, 2018 and June 30, 2017, no cash remuneration was paid to Mr. Patel. Therefore, the amounts of $18,000 for fiscal years ended June 30, 2018 and June 30, 2017 have accrued and remain due and owing.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Parsh Patel

On May 1, 2014, our Board of Directors authorized the execution of that certain employment agreement with Parsh Patel (the “Employment Agreement”). In accordance with the terms and provisions of the Employment Agreement, we shall pay to Mr. Parsh an annual salary of $18,000 and Mr. Parsh shall be responsible for all day-day-to-day operations and board of director decision making.

DIRECTORS COMPENSATION

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2018 and June 30, 2017.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person’s status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of September 27, 2018 regarding the beneficial ownership of our common stock: (a) each stockholder who holds over 5% of total issued and outstanding common stock; (b) our chief executive officer; and (c) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 260,983 shares of common stock outstanding as of September 27, 2018.

		NUMBER OF SHARES	PERCENT OF SHARES
	TITLE	BENEFICIALLY	BENEFICIALLY
NAME AND ADDRESS OF OFFICER/DIRECTOR	OF CLASS	OWNED	OWNED

Parsh Patel 850 Stephenson Highway, Suite 310 Troy, Michigan 90265	Common	-0-	-0-

Zhouping Jiao 850 Stephenson Highway, Suite 310 Troy, Michigan 90265	Common	80,000	30.65%

Yuehong Yan 850 Stephenson Highway, Suite 310 Troy, Michigan 90265	Common	40,000	15.33%

All Directors and officers as a group 3 person)	Common	120,000	45.98%

NAME AND ADDRESS OF 5% OR GREATER

The World Financial Holdings Group Co., Ltd. (1)	Common	80,000	30.65%

Shuai Wang C/O #232-2498 #. 41st Ave Vancouver, BC V6M2A7	Common	30,000	11.50%

________

(1) The sole officer and director of The World Financial Holdings Group Co., Ltd. is Junxiang Yang. The principal address is RM1501-C1, Grand Millennium Plaza (Lower Block), 181 Queen’s Road Central, Hong Kong.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2018	2017

Audit fees	$10,000	10,000
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2018.

BAYING ECOLOGICAL HOLDING GROUP, INC.

By:	/s/ Parsh Patel
Parsh Patel
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer
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

Name	Title	Date

/s/ Parsh Patel
Parsh Patel	Director, Chief Executive Officer and	September 28, 2018

/s/ Zhouping Jiao
Zhouping Jiao	Director	September 28, 2018

/s/ Yuehong Yan
Yuehong Yan	Secretary	September 28, 2018

