Form 10-Q
period 2018-12-31
Baying Ecological Holding Group Inc.
filed 2019-02-15
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 15, 2019
Common Stock, $.001 par value per share	260,983

BAYING ECOLOGICAL HOLDING GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2018

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

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS

	December 31,	June 30,
	2018	2018
	(Unaudited)
Assets
Current Assets
Cash	$-	$-
Total Assets	-	-

Liabilities
Current Liabilities
Accrued expenses	5,950	9,000
Due to related parties	226,512	205,202
Total Current Liabilities	232,462	214,202
Total Liabilities	232,462	214,202

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of December 31, 2018 and June 30, 2018	261	261
Additional paid-in capital	1,009,713	1,009,713
Deficit accumulated during development stage	(1,242,436)	(1,224,176)
Total Stockholders' Deficit	(232,462)	(214,202)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	5,320	6,790	9,020	10,290
Management fees	4,500	4,500	9,000	9,000
General and administrative expenses	85	136	240	168
Total Operating Expenses	9,905	11,426	18,260	19,458

Loss from operations	(9,905)	(11,426)	(18,260)	(19,458)

Other Income (Expenses)
Other Income (Expenses)	-	-	-	-
Total Other Income (Expenses)	-	-	-	-

Net Loss before Income Taxes	(9,905)	(11,426)	(18,260)	(19,458)

Income Tax Benefit	-	-	-	-

Net Loss	$(9,905)	$(11,426)	$(18,260)	$(19,458)

Net Loss per Common Share - Basic and Diluted	$(0)	$(0)	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(18,260)	$(19,458)
Adjustment to reconcile nt loss from operations:
Contribution to additional paid-in capital	-	-
Changes in Operating Assets and Liabilities
Accrued expenses	(3,050)	(5,500)
Net Cash Used in Operating Activities	(21,310)	(24,958)

Cash Flows from Financing Activities
Proceeds from related parties	21,310	28,263
Net Cash Provided by Financing Activities	21,310	28,263

Net Increase (Decrease) in Cash	-	3,305
Cash at Beginning of Period	-	2,263
Cash at End of Period	$-	$5,568

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

December 31, 2018

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Interim Financial Information

The accompanying condensed balance sheet has been derived from the Company's audited financial statements as of June 30, 2018, and the unaudited financial information of the Company as of December 31, 2018 and for the period ended December 31, 2018, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018 filed on September 28, 2018.

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

The Company's financial instruments consist of accounts payable. The carrying amount of the Company's financial instruments approximates their fair value, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 4 – RELATED PARTY TRANSACTION

Mr. ZhouPing Jiao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $226,512 and $205,202 as of December 31, 2018 and June 30, 2018.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $9,000 and $9,000 for the six months ended December 31, 2018 and 2017, respectively.

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

Net deferred tax assets consist of the following:

	December 31,	June 30,
	2018	2018
NOL carryover	$151,392	$147,558
Less: Valuation allowance	(151,392)	(147,558)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31,	June 30,
	2018	2018
Federal income tax rate	21%	21%
Less: Valuation allowance	(21)%	(21)%
Effective income tax rate	-%	-%

At December 31, 2018, the Company had net operating loss carry forwards of approximately $992,353 that may be offset against future taxable income. No tax benefit has been reported for the period ended December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three- and six-months periods ended December 31, 2018 and 2017 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2018.

SUMMARY COMPARISON OF OPERATING RESULTS

	Three Months Period Ended December 31,
	2018	2017
Operating Expenses	$9,905	$11,426
Other	-0-	-0-
Net Income (Loss)	(9,905)	(11,426)
Net Income (Loss) Per Share	(0.0)	(0.0)

Three-Month Period Ended December 31, 2018 Compared to Three-month period Ended December 31, 2017.

Our net loss for the three-month period ended December 31, 2018 was ($9,905) compared to a net loss of ($11,426) during the three-month period ended December 31, 2017 (a decrease of $1,521). We did not generate any revenues during the three-month period ended December 31, 2018 or, 2017, respectively.

During the three-month period ended December 31, 2018, we incurred operating expenses of $9,905 (2017: $11,426). These operating expenses incurred during the three-month period ended December 31, 2018 consisted of: (i) management fees of $4,500 (2017: $4,500); (ii) professional fees of $5,320 (2017: $6,790); and (iii) general and administrative expenses of $85 (2017: $136).

Thus, our operating loss during the three-month period ended December 31, 2018 was $9,905 compared to $11,426 during the three-month period ended December 31, 2017.

During the three-month periods ended December 31, 2018 and 2017, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($9,905) or ($0.00 per share) for the three-month period ended December 31, 2018 compared to a net loss of ($11,426) or ($0.00 per share) during the three-month period ended December 31, 2017. The weighted average number of shares outstanding was 260,983 for the three-month period ended December 31, 2018 and December 31, 2017, respectively.

SUMMARY COMPARISON OF OPERATING RESULTS

	Six Months Period Ended December 31,
	2018	2017
Operating Expenses	$18,260	$19,458
Other	-0-	-0-
Net Income (Loss)	(18,260)	(19,458)
Net Income (Loss) Per Share	(0.0)	(0.0)

Three-Month Period Ended December 31, 2018 Compared to Three-month period Ended December 31, 2017.

Our net loss for the six-month period ended December 31, 2018 was ($18,260) compared to a net loss of ($19,458) during the six-month period ended December 31, 2017 (an increase of $1,198). We did not generate any revenues during the six-month period ended December 31, 2018 or 2017, respectively.

During the six-month period ended December 31, 2018, we incurred operating expenses of $18,260 (2017: $19,458). These operating expenses incurred during the six-month period ended December 31, 2018 consisted of: (i) management fees of $9,000 (2017: $9,000); (ii) professional fees of $9,020 (2017: $10,290); and (iii) general and administrative expenses of $140 (2017: $168).

Thus, our operating loss during the six-month period ended December 31, 2018 was $18,260 compared to $19,458 during the six-month period ended December 31, 2017.

During the six-month periods ended December 31, 2018 and December 31, 2017, respectively, we did not record any other income or expenses.

Therefore, our net loss was ($18,260) or ($0.00 per share) for the six-month period ended December 31, 2018 compared to a net loss of ($19,458) or ($0.00 per share) during the six-month period ended December 31, 2017. The weighted average number of shares outstanding was 260,983 for the six-month period ended December 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six-month period Ended December 31, 2018

As at the six-month period ended December 31, 2018, our current assets were $nil and our current liabilities were $232,462, which resulted in a working capital deficit of $232,462. As at fiscal year ended June 30, 2018, our current assets were $nil and our current liabilities were $214,202.

The increase in current liabilities of $18,260 was primarily due to the increase in amounts due to related parties of $21,310. Mr. Zhouping Jiao, one of our directors, has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $226,512 and $205,202 as of December 31, 2018 and June 30, 2018, respectively.

Mr. Parsh Patel, one of our directors and sole executive officer, provides various consulting and professional services to us for which he is compensated. The management fees were $9,000 and $9,000 for the six-month period ended December 31, 2018 and 2017, respectively.

Stockholders’ deficit increased from ($214,202) at June 30, 2018 to ($232,462) at December 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2018, net cash flows used in operating activities was $21,310 (2017: $24,958). During the six-month period ended December 31, 2018, net cash flows used in operating activities consisted primarily of a net loss of ($18,260) (2017: ($19,458)), which was changed by $3,050 (2016: $5,500) in accrued expenses.

Cash Flows from Investing Activities

For the six-month periods ended December 31, 2018 and 2017, respectively, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We intend to finance our operations primarily from debt or the issuance of equity instruments. For the six-month period ended December 31, 2018, net cash flows provided from financing activities was $21,310 (2017: $28,263) consisting of proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $18,260 at the six-month period ended December 31, 2018. Management intends to finance our 2018 operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $50,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

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

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for December 31, 2018 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

Mr. JinHai Tao, one of our directors, has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $226,512 and $205,202 as of December 31, 2018 and June 30, 2018, respectively.

Mr. Parsh Patel, one of our directors and sole executive officer, provides various consulting and professional services to us for which he is compensated. The management fees were $9,000 and $9,000 for the six months ended December 31, 2018 and 2017, respectively. These fees remain unpaid and have accrued.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2018 to remedy such deficiencies.

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

BAYING ECOLOGICAL HOLDING GROUP INC.

Date: February 12, 2019	By:	/s/ Parsh Patel
Parsh Patel
President/Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

