Form 10-K
period 2019-06-30
Baying Ecological Holding Group Inc.
filed 2019-10-02
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the OTC Pink market on December 31, 2018: $105,652

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on September 28, 2019: 260,983

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

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

We have incurred losses for the past two fiscal years which consists of a net loss of $40,941 for June 30, 2019 and $43,518 for June 30, 2018. In addition, we had an accumulated deficit of $1,265,117 at June 30, 2019. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new walnut product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

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

The independent registered public accounting firm’s report accompanying our June 30, 2019 and 2018 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred operating and net losses as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. If we are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on loans from shareholders to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at June 30, 2019. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended June 30, 2019 and June 30, 2018 that expressed substantial doubt regarding our ability to continue as a going concern.

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

Our officer and director serve only part time and can become subject to conflicts of interest. Mr. Patel may devote part of his working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officer and director could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

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

For fiscal year ended June 30, 2019, we did not adequately implement certain internal controls and for the interim periods of September 30, 2018, December 31, 2018 and March 31, 2019. Although we intend to take steps to correct our identified material weaknesses in our internal controls, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we believe we will be able to correct any material weaknesses in our internal controls in the future. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

ITEM 2. DESCRIPTION OF PROPERTY

We use office space at 850 Stephenson Highway, Suite 310, Troy, Michigan 90265 for principal office location which is provided at free of charge by our officer. We do not have a lease. Presently, Baying Company’s office is located on the 6th Floor of Huihao Building, off of 3rd Keji Road, in the heart of Xi’an city.

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

OTC Bulletin Board (1) (2)

	High	Low
FISCAL YEAR ENDED JUNE 30, 2019:
Fourth Quarter Ended June 30, 2019	$3.41	$3.00
Third Quarter Ended March 31, 2019	$3.41	$3.41
Second Quarter Ended December 31, 2018	$3.41	$3.00
First Quarter Ended September 30, 2018	$3.00	$2.00

FISCAL YEAR ENDED JUNE 30, 2018:
Fourth Quarter Ended June 30, 2018	$3.41	$3.00
Third Quarter Ended March 31, 2018	$3.41	$3.41
Second Quarter Ended December 31, 2017	$3.41	$3.00
First Quarter Ended September 30, 2017	$3.00	$2.00

__________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of June 30, 2019, there were approximately 21 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2019, there were 260,983 shares of our common stock issued. We have not reserved any shares for issuance upon exercise of common stock purchase warrants or stock options.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2019 and to current date, we did not issue any shares of unregistered common stock.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended June 30, 2019 and 2018 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

In accordance with the terms and provisions of the Stock Purchase Agreement, there was a change in control of the Company.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 2019 AND JUNE 30, 2018

The following discussions are based on our financial statements. These charts and discussions summarize our financial statements for fiscal years ended June 30, 2019 and 2018 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS

	Years ended June 30
	2019	2018
Total operating expenses	40,941	43,518
Loss from operations	(40,941)	(43,518)
Total other income (expense)	-0-	-0-
Net loss	(40,941)	(43,518)
Net loss per share	$(0.16)	$(0.17)

Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018

Our net loss for fiscal year ended June 30, 2019 was ($40,941) compared to a net loss of ($43,518) during fiscal year ended June 30, 2018 (a decrease in net loss of $2,577). During fiscal years ended June 30, 2019 and 2018, we did not generate any revenues.

During fiscal year ended June 30, 2019, we incurred operating expenses of $40,941 compared to $43,518 incurred during fiscal year ended June 30, 2017 (a decrease of $2,577). These operating expenses incurred during fiscal year ended June 30, 2019 consisted of: (i) management fees of $18,000 (2018: $18,000); (ii) professional fees of $20,220 (2018: $24,327); and (iii) general and administrative of $2,721 (2018: $1,191). Operating expenses incurred during fiscal year ended June 30, 2019 compared to fiscal year ended June 30, 2018 decreased primarily due to the decrease in professional fees of $4,107 and increased general and administrative of fees $1,530.

Management fees consisted of consulting and professional services provided to us by our sole executive officer and member of the Board of Directors, Parsh Patel. In accordance with the terms and provisions of that certain consulting agreement dated May 1, 2014, we pay Mr. Patel management fees of $1,500 monthly for aggregate annual fee of $18,000. See “Item 11. Executive Compensation.

Our loss from operations during fiscal year ended June 30, 2019 was ($40,941) compared to a loss from operations during fiscal year ended June 30, 2018 of ($43,518) decreased based upon the factors described above pertaining to professional fees and general and administrative fees.

During fiscal years ended June 30, 2019 and June 30, 2018, we did not record any other income or expenses.

Therefore, net loss during fiscal year ended June 30, 2019 was ($40,941) compared to a net loss of ($43,518) during fiscal year ended June 30, 2018. The weighted average number of shares outstanding was 260,983 for both fiscal years ended June 30, 2019 and June 30, 2018.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended June 30, 2019

As of June 30, 2019, our current assets were $nil and our current liabilities were $255,143, which resulted in a working capital deficit of $255,143. As of June 30, 2019, our total assets were $nil.

As of June 30, 2019, our total liabilities were $255,143 comprised of: (i) $12,023in accrued expenses; and (ii) $242,370 in amounts due to related parties, (iii) $750 in account payable.

Stockholders’ deficit increased from ($214,202) for fiscal year ended June 30, 2018 to ($255,143) for fiscal year ended June 30, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2019, net cash flows used in operating activities consisted primarily of a net loss of ($40,941), which was changed by $3,773 in accrued expenses & account payable. For fiscal year ended June 30, 2019, net cash flows used in operating activities was $37,168 compared to $44,518 for fiscal year ended June 30, 2018. For fiscal year ended June 30, 2018, net cash flows used in operating activities consisted primarily of a net loss of ($43,518), which was partially adjusted by $1,000 in accrued expenses.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2019 and June 30, 2018, net cash flows used in investing activities was $-0-

Cash Flows from Financing Activities

For the fiscal years ended June 30, 2019 and June 30, 2018, net cash flows provided from financing activities was $37,168 and $42,255, respectively, in proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $40,941 at fiscal year ended June 30, 2019 and $43,518 at fiscal year ended June 30, 2018. Management intends to finance our operations through equity or debt financing from related parties. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

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

Our independent registered accounting firm included an explanatory paragraph June 30, 2019, in their reports on the accompanying financial statements for June 30, 2019 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

MATERIAL COMMITMENTS

One of our directors, Zhouping Jiao, has advanced funds to us for working capital purposes to fund our expenses. The advances are due on demand and non-interest bearing. As of June 30, 2019 and June 30, 2018, the outstanding amounts due were $242,370 and $205,202, respectively.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Baying Ecological Holding Group, Inc.(the “Company”) as of June 30, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has no assets. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2015.

Lakewood, CO

September 27, 2019

BAYING ECOLOGICAL HOLDING GROUP, INC
BALANCE SHEETS

	June 30,	June 30,
	2019	2018
Assets
Current Assets
Cash	$-	$-
Total Assets	-	-

Liabilities
Current Liabilities
Account payable	750	-
Accrued expenses	12,023	9,000
Due to related parties	242,370	205,202
Total Current Liabilities	255,143	214,202
Total Liabilities	255,143	214,202

Commitment & contigencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of June 30, 2019 and June 30, 2018	261	261
Additional paid-in capital	1,009,713	1,009,713
Deficit accumulated during development stage	(1,265,117)	(1,224,176)
Total Stockholders' Deficit	(255,143)	(214,202)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,	June 30,
	2019	2018
Revenues	$-	$-

Operating Expenses
Professional fees	20,220	24,327
Management fees	18,000	18,000
General and administrative expenses	2,721	1,191
Total Operating Expenses	40,941	43,518

Loss from operations	(40,941)	(43,518)

Other Income (Expenses)
Other Income (Expenses)	-	-
Total Other Income (Expenses)	-	-

Net Loss before Income Taxes	(40,941)	(43,518)

Income Tax Benefit	-	-

Net Loss	$(40,941)	$(43,518)

Net Loss per Common Share - Basic and Diluted	$(0.16)	$(0.17)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2013	160,950	$161	$748,730	$(758,376)	$(9,485)
Shares issued for services	100,033	100	249,983		250,083
Contributed services			8,000		8,000
Net loss				(276,296)	(276,296)
Balance, June 30, 2014	260,983	$261	$1,006,713	$(1,034,672)	$(27,698)
Net loss				(62,553)	(62,553)
Balance, June 30, 2015	260,983	$261	$1,006,713	$(1,097,225)	$(90,251)
Contribution to paid-in capital			3,000		3,000
Net loss				(47,288)	(47,288)
Balance, June 30, 2016	260,983	$261	$1,009,713	$(1,144,513)	$(134,539)
Net loss				(36,145)	(36,145)
Balance, June 30, 2017	260,983	$261	$1,009,713	$(1,180,658)	$(170,684)
Net loss				(43,518)	(43,518)
Balance, June 30, 2018	260,983	$261	$1,009,713	$(1,224,176)	$(214,202)
Net loss				$(40,941)	$(40,941)
Balance, June 30, 2019	260,983	$261	$1,009,713	$(1,265,117)	$(255,143)

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC
STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	June 30,
	2019	2018
Cash Flows from Operating Activities
Net Loss	$(40,941)	$(43,518)
Adjustment to reconcile nt loss from operations:
Changes in Operating Assets and Liabilities
Account payable	750
Accrued expenses	3,023	(1,000)
Due to related parties
Net Cash Used in Operating Activities	(37,168)	(44,518)

Cash Flows from Financing Activities
Proceeds from related parties	37,168	42,255
Net Cash Provided by Financing Activities	37,168	42,255

Net Increase (Decrease) in Cash	-	(2,263)
Cash at Beginning of Period	-	2,263
Cash at End of Period	$-	$-

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

June 30, 2019

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses and has no assets.

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share-based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

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

NOTE 4 – RELATED PARTY TRANSACTION

Mr. ZhouPing Jiao, director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $242,370 and $205,202 as of June 30, 2019 and June 30, 2018, respectively.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. The management fees were $18,000 and $18,000 for the years ended June 30, 2019 and 2018, respectively.

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

Net deferred tax assets consist of the following:

	June 30,	June 30,
	2019	2018
NOL carryover	$128,855	$147,558
Less: Valuation allowance	(128,855)	(147,558)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	June 30,	June 30,
	2019	2018
Federal income tax rate	21%	21%
Less: Valuation allowance	(21)%	(21)%
Effective income tax rate	-%	-%

At June 30, 2019, the Company had net operating loss carry forwards of approximately $1,015,034 that may be offset against future taxable income. No tax benefit has been reported for the period ended June 30, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of BF Borgers CPA PC

Effective August 11, 2015, we engaged BF Borgers PC (“BF Borgers”) as our principal independent registered public accounting firm, which included audit of the financial statements for fiscal year ended June 30, 2019 and 2017. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The report of BF Borgers on our financial statements for fiscal year ended June 30, 2019 did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our last fiscal year ended June 30, 2019, there were no disagreements between us and BF Borgers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to make reference thereto in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2019, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves educating our management, our accounting staff, and the administrative staff as to the elements of a completed sale. We will also be establishing an audit committee.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2019. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps to remedy such deficiencies.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year ended June 30, 2019, appear to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen sation ($)	Non- Qualified Deferred Compen sation Earnings ($)	All Other Compen sation ($)	Total ($)

Parsh Patel (1)	2019	$18,000	-0-	-0-	-0-	-0-	-0-	-0-	18,000

(Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer and Director)	2018	$18,000	-0-	-0-	-0-	-0-	-0-	-0-	18,000

____________

(1)

During fiscal years ended June 30, 2019 and June 30, 2018, no cash remuneration was paid to Mr. Patel. Therefore, the amounts of $18,000 for fiscal years ended June 30, 2019 and June 30, 2018 have accrued and remain due and owing.

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

DIRECTORS COMPENSATION

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2019 and June 30, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 30, 2019 regarding the beneficial ownership of our common stock: (a) each stockholder who holds over 5% of total issued and outstanding common stock; (b) our chief executive officer; and (c) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 260,983 shares of common stock outstanding as of June 30, 2019.

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

_________

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	2019	2018

Audit fees	$11,500	11,500
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2019.

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

Name	Title	Date

/s/ Parsh Patel
Parsh Patel	Director, Chief Executive Officer and	September 30, 2019

/s/ Zhouping Jiao
Zhouping Jiao	Director	September 30, 2019

/s/ Yuehong Yan
Yuehong Yan	Secretary	September 30, 2019

