Form 10-Q
period 2020-03-31
Baying Ecological Holding Group Inc.
filed 2020-08-04
CIK 1333519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

FOR THE PERIOD ENDED MARCH 31, 2020

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

BAYING ECOLOGICAL HOLDING GROUP, INC

BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2020	2019
		(Audited)
Assets
Current Assets
Cash	$-	$-
Total Assets	-	-

Liabilities
Current Liabilities
Account payable	750	750
Accrued expenses	11,485	12,023
Due to related parties	272,582	242,370
Total Current Liabilities	284,817	255,143
Total Liabilities	284,817	255,143

Commitment & contingencies	-	-

Stockholders' Deficit
Common stock, par value $0.001, Authorized 75,000,000; 260,983 issued and outstanding as of each March 31, 2020 and June 30, 2019	261	261
Additional paid-in capital	1,009,713	1,009,713
Deficit accumulated during development stage	(1,294,791)	(1,265,117)
Total Stockholders' Deficit	(284,817)	(255,143)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	3,700	5,256	12,460	14,276
Management fees	4,500	4,500	13,500	13,500
General and administrative expenses	-	120	3,714	360
Total Operating Expenses	8,200	9,876	29,674	28,136

Loss from operations	(8,200)	(9,876)	(29,674)	(28,136)

Other Income (Expenses)
Other Income (Expenses)	-	-	-	-
Total Other Income (Expenses)	-	-	-	-

Net Loss before Income Taxes	(8,200)	(9,876)	(29,674)	(28,136)

Income Tax Benefit	-	-	-	-

Net Loss	$(8,200)	$(9,876)	$(29,674)	$(28,136)

Net Loss per Common Share - Basic and Diluted	(0.03)	(0.04)	(0.11)	(0.11)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	260,983	260,983	260,983	260,983

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(29,674)	$(28,136)
Adjustment to reconcile nt loss from operations:
Changes in Operating Assets and Liabilities
Account payable	-
Accrued expenses	(538)	(3,050)
Due to related parties
Net Cash Used in Operating Activities	(30,212)	(31,186)

Cash Flows from Financing Activities
Advanced from related parties	30,212	31,186
Net Cash Provided by Financing Activities	30,212	31,186

Net Increase (Decrease) in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements

BAYING ECOLOGICAL HOLDING GROUP, INC

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2018	260,983	$261	$1,009,713	$(1,224,176)	$(214,202)
Net loss				(8,355)	(8,355)
Balance, September 30, 2018	260,983	$261	$1,009,713	$(1,232,531)	$(222,557)
Net loss				(9,905)	(9,905)
Balance, December 31, 2018	260,983	261	1,009,713	(1,242,436)	(242,462)
Net loss				(9,876)	(9,876)
Balance, March 31, 2019	260,983	$261	$1,009,713	$(1,252,312)	$(242,338)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2019	260,983	$261	$1,009,713	$(1,265,117)	$(255,143)
Net loss				(9,683)	(9,683)
Balance, September, 2019	260,983	$261	$1,009,713	$(1,274,800)	$(264,826)
Net loss				(11,791)	(11,791)
Balance, December 31, 2019	260,983	261	1,009,713	$(1,286,591)	$(276,617)
Net loss				(8,200)	(8,200)
Balance, March 31, 2020	260,983	$261	$1,009,713	$(1,294,791)	$(284,817)

See accompanying notes to financial statements

Baying Ecological Holding Group, Inc.

Notes to Financial Statements

As of and for the Three and Nine Months Ended March 31,2020

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31,2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2020, the Company had no cash, a working capital deficiency of $284,817, an accumulated deficit of $1,294,791, has no revenues and has generated recurring operating losses since inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim Financial Information

The accompanying unaudited financial statements as of  March 31, 2020 and for the three and nine months ended then  have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position as of March 31,2020 and the operating results and cash flows for the three and nine months ended March 31,2020 Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). and the interim disclosures generally do not repeat those in the annual financial statements .These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019 as filed on October 2, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2020 and June 30, 2019, the Company’s cash balances did not exceed FDIC insured limits.

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

NOTE 4 – RELATED PARTY TRANSACTION

Mr. ZhouPing Jiao, chairman of the board f the Company, has  advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing.  The outstanding amount due to related parties was $272,582 and $242,370 as of March 31, 2020 and June 30, 2019.

Mr. Parsh Patel, director and officer of the Company, provides various consulting and professional services to the Company for which he is compensated. Management fees paid to Mr.Patel were $4,500 and $4,500 for the three months ended March 31, 2020 and 2019 and $13,500 and $13,500 for the nine months ended March 31,2020 and 2019, all respectively.

NOTE 5 – STOCKHOLDERS' DEFICIT

The Company authorized 75,000,000 common shares with a par value of $0.001. As of each March 31, 2020 and June 30, 2019, 260,983 common shares were issued and outstanding.

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

Net deferred tax assets consisted of the following:

	March 31,	June 30,
	2020	2019
NOL carryover	$162,387	$156,155
Less: Valuation allowance	(162,387)	(156,155)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	March 31,	June 30,
	2020	2019
Federal income tax rate	21%	21%
Less: Valuation allowance	(21)%	(21)%
Effective income tax rate	-%	-%

At March 31, 2020, the Company had net operating loss carry forwards of approximately $1,044,708 that may be offset against future taxable income. No tax benefit has been reported for the period ended March 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has determined that there are no such events that are material to the financial statements requiring disclosure

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three- and nine-months periods ended March 31, 2020 and 2019 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended June 30, 2019.

Three-Month Period Ended March 31, 2020 Compared to Three-month period Ended March 31, 2019.

SUMMARY COMPARISON OF OPERATING RESULTS

	Three Months Period Ended March 31,
	2020	2019
Operating Expenses	$8,200	$9,876
Other	-0-	-0-
Net Income (Loss)	(8,200)	(9,876)
Net Income (Loss) Per Share	(0.03)	(0.04)

Our net loss for the three-month period ended March 31, 2020 was ($8,200) compared to a net loss of ($9,876) during the three-month period ended March 31, 2019 (a decrease of $1,676). We did not generate any revenues during the three-month period ended March 31, 2020 or, 2019, respectively.

During the three-month period ended March 31, 2020, we incurred operating expenses of $8,200 (2019: $9,876). These operating expenses incurred during the three-month period ended March 31, 2020 consisted of: (i) management fees of $4,500 (2019: $4,500); (ii) professional fees of $3,700 (2019: $5,256); and (iii) general and administrative expenses of $nil (2019: $120). The $1,676 decrease in operating expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was a result of decrease in general administrative expenses and decrease in professional fee.

Mr. Parsh Patel, one of our directors and sole executive officer, provides various consulting and professional services to us for which he is compensated. The management fees were $4,500 and $4,500 for the three-month period ended March 31, 2020 and 2019, respectively.

Nine-Month Period Ended March 31, 2020 Compared to Nine-month period Ended March 31, 2019.

SUMMARY COMPARISON OF OPERATING RESULTS

	Nine Months Period Ended March 31,
	2020	2019
Operating Expenses	$29,674	$28,136
Other	-0-	-0-
Net Income (Loss)	(29,674)	(28,136)
Net Income (Loss) Per Share	(0.11)	(0.11)

Our net loss for the nine-month period ended March 31, 2020 was ($29,674) compared to a net loss of ($28,136) during the nine-month period ended March 31, 2019 (an increase of $1,538). We did not generate any revenues during the nine-month period ended March 31, 2020 or 2019, respectively.

During the nine-month period ended March 31, 2020, we incurred operating expenses of $29,674 (2019: $28,136). These operating expenses incurred during the nine-month period ended March 31, 2020 consisted of: (i) management fees of $13,500 (2019: $13,500); (ii) professional fees of $12,460 (2019: $14,276); and (iii) general and administrative expenses of $3,714 (2019: $360). The $1,538 increase in operating expenses for the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019, was a result of increase in Edgar filling fee and translation service in general and administrative expenses and decrease in professional fee.

Mr. Parsh Patel, one of our directors and sole executive officer, provides various consulting and professional services to us for which he is compensated. The management fees were $13,500 and $13,500 for the nine-month period ended March 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of  March 31, 2020

As of  March 31, 2020, our current assets were $nil and our current liabilities were $284,817, which resulted in a working capital deficit of $284,817. As of June 30, 2019, our current assets were $nil and our current liabilities were $255,143.

The increase in current liabilities of $29,674 from June 30, 2019 to March 31, 2020 was primarily due to the increase in amounts due to related parties of $28,136. Mr. Zhouping Jiao, one of our directors, has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing.  The outstanding amount due to Mr. Zhouping Jiao was $272,582 and $242,370 as of March 31, 2020 and June 30, 2019, respectively.

Stockholders’ deficit increased from ($255,143) at June 30, 2019 to ($284,817) at March 31, 2020 as a result of net operating losses of $29,674 for the nine months ended March 31, 2020.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2020, net cash flows used in operating activities were $30,212 (2019: $31,182). During the nine-month period ended March 31, 2020, net cash flows used in operating activities consisted primarily of a net loss of ($29,674) (2019: ($28,136) and a change of $538 (2019: $3,050) in accrued expenses.

Cash Flows from Investing Activities

For the nine-month periods ended March 31, 2020 and 2019, respectively, net cash used in investing activities was $-0-.

Cash Flows from Financing Activities

We intend to finance our operations primarily from related party debt or the issuance of equity instruments. For the nine-month period ended March 31, 2020, net cash flows provided from financing activities were  $30,212 (2019: $31,186) consisting of proceeds from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $29,674 at the nine-month period ended March 31, 2020. Management intends to finance our operations primarily with the potential revenue from walnut product sales and any cash short falls will be addressed through related party debt or equity or debt financing, if available. We will need to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. Management believes we will require an additional $50,000 in equity financing during the next 12 months to satisfy our cash requirements for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting personnel. If we cannot obtain financing to fund our operations in 2020, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If we cannot obtain financing or generate sufficient revenue to fund our operations for the next twelve months, then we may be required to reduce our expenses and scale back our operations. As of March 31, 2020, we had no cash, negative working capital, an accumulated deficit and recurring net operating losses. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The reviewed financial statements contained in this Quarterly Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for March 31, 2020 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

Mr. Zhouping Jiao, one of our directors, has advanced working capital to pay our expenses. The advances are due on demand and non-interest bearing.  The outstanding amount due to related parties was $284,817 and $255,143 as of March 31, 2020 and June 30, 2019, respectively.

Mr. Parsh Patel, one of our directors and sole executive officer, provides various consulting and professional services to us for which he is compensated. The management fees were $13,500 and $13,500 for the nine months ended March 31, 2020 and 2019, respectively. These fees remain unpaid and have accrued.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2019. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2020, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2020. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2018 to remedy such deficiencies.

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

BAYING ECOLOGICAL HOLDING GROUP, INC

Date: August 3, 2020	By:	/s/ Parsh Patel
Parsh Patel
President/Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

